Form 10-Q
period 2017-03-31
National Energy Services Reunited Corp.
filed 2017-06-26
CIK 1698514

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                   to

Commission File No. 001-38091

NATIONAL ENERGY SERVICES REUNITED CORP.
(Exact name of registrant as specified in its charter)

British Virgin Islands	98-1367302
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

777 Post Oak Blvd., 7th Floor Houston, Texas	77056
(Address of Principal Executive Offices)	(Zip Code)

(713) 293-2935
(Registrant’s telephone number, including area code)

N/A
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

☐ Large accelerated filer	☐ Accelerated filer
☒ Non-accelerated filer (Do not check if a smaller reporting company)	☐ Smaller reporting company
☒ Emerging growth company

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☒ No ☐

As of June 23, 2017, there were 28,652,125 shares of the Company’s ordinary shares issued and outstanding.

NATIONAL ENERGY SERVICES REUNITED CORP.

Quarterly Report on Form 10-Q

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements.

NATIONAL ENERGY SERVICES REUNITED CORP.

CONDENSED BALANCE SHEET

AS OF MARCH 31, 2017

(Unaudited)

ASSETS
Current asset – cash	$28,879
Deferred offering costs	206,472
Total Assets	$235,351

LIABILITIES AND SHAREHOLDER’S EQUITY
Current liabilities
Advance from related party	$78,280
Promissory note – related parties	137,815
Total Current Liabilities	216,095

Commitments

Shareholder’s Equity
Preferred shares, no par value; unlimited shares authorized; none issued and outstanding	—
Ordinary shares, no par value; unlimited shares authorized; 6,037,500 shares issued and outstanding(1)	25,000
Accumulated deficit	(5,744)
Total Shareholder’s Equity	19,256
TOTAL LIABILITIES AND SHAREHOLDER’S EQUITY	$235,351

(1)	Includes an aggregate of 787,500 shares held by the initial stockholder that were subject to forfeiture to the extent that the underwriters’ over-allotment was not exercised in full (Notes 5 and 6).

The accompanying notes are an integral part of the unaudited condensed financial statements.

NATIONAL ENERGY SERVICES REUNITED CORP.

CONDENSED STATEMENT OF OPERATIONS

FOR THE PERIOD FROM JANUARY 23, 2017 (INCEPTION) THROUGH MARCH 31, 2017

(Unaudited)

Formation and operating costs	$5,744
Net Loss	$(5,744)

Weighted average shares outstanding, basic and diluted (1)	5,250,000

Basic and diluted net loss per common share	$(0.00)

(1)	Excludes an aggregate of 787,500 shares held by the initial stockholder that were subject to forfeiture to the extent that the underwriters’ over-allotment was not exercised in full (Notes 5 and 6).

The accompanying notes are an integral part of the unaudited condensed financial statements.

NATIONAL ENERGY SERVICES REUNITED CORP.

CONDENSED STATEMENT OF CASH FLOWS

FOR THE PERIOD FROM JANUARY 23, 2017 (INCEPTION) THROUGH MARCH 31, 2017

(Unaudited)

Cash Flows from Operating Activities:
Net loss	$(5,744)
Net cash used in operating activities	(5,744)

Cash Flows from Financing Activities:
Proceeds from issuance of ordinary shares to initial shareholder	25,000
Proceeds from advance from related party	78,280
Proceeds from promissory note – related parties	137,815
Payment of offering costs	(206,472)
Net cash provided by financing activities	34,623

Net Change in Cash	28,879
Cash – Beginning	-
Cash – Ending	$28,879

The accompanying notes are an integral part of the unaudited condensed financial statements.

NATIONAL ENERGY SERVICES REUNITED CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2017

(Unaudited)

1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

National Energy Services Reunited Corp. (the “Company”) is a blank check company formed in the British Virgin Islands on January 23, 2017. The Company was formed for the purpose of acquiring, engaging in a share exchange, share reconstruction and amalgamation, purchasing all or substantially all of the assets of, entering into contractual arrangements, or engaging in any other similar business combination with one or more businesses or entities that the Company has not yet identified (a “Business Combination”). Although the Company is not limited to a particular industry or geographic region for purposes of consummating a Business Combination, the Company intends to focus on businesses that operate in the energy services industry, with an emphasis on oil and gas services globally.

At March 31, 2017, the Company had not yet commenced operations. All activity through March 31, 2017 relates to the Company’s formation and its Initial Public Offering (as defined below), which is described below.

The registration statements for the Company’s initial public offering (“Initial Public Offering”) were declared effective on May 11, 2017. On May 17, 2017, the Company consummated the Initial Public Offering of 21,000,000 units (“Units” and, with respect to the ordinary shares included in the Units being offered, the “Public Shares”), generating gross proceeds of $210,000,000, which is described in Note 3.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 11,850,000 warrants (the “Private Warrants”) at a price of $0.50 per warrant in a private placement to the Company’s sponsor, NESR Holdings Ltd. (the “Sponsor”), generating gross proceeds of $5,925,000, which is described in Note 4.

Following the closing of the Initial Public Offering on May 17, 2017, an amount of $210,000,000 ($10.00 per Unit) from the net proceeds of the sale of the Units in the Initial Public Offering and the Private Warrants was placed in a trust account (“Trust Account”) and invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 180 days or less or in any open-ended investment company that holds itself out as a money market fund selected by the Company meeting the conditions of paragraphs (d)(2), (d)(3) and (d)(4) of Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of: (i) the consummation of a Business Combination or (ii) the distribution of the Trust Account, as described below.

On May 30, 2017, in connection with the underwriters’ election to partially exercise their over-allotment option, the Company consummated the sale of an additional 1,921,700 Units at $10.00 per Unit and the sale of an additional 768,680 Private Warrants at $0.50 per warrant, generating total gross proceeds of $19,601,340. Following the closing, an additional $19,217,000 of net proceeds ($10.00 per Unit) was placed in the Trust Account, resulting in $229,217,000 ($10.00 per Unit) held in the Trust Account.

Transaction costs amounted to $15,483,668, consisting of $4,014,340 of underwriting fees, $10,754,435 of deferred underwriting fees (see Note 6) and $714,893 of Initial Public Offering costs. In addition, $1,414,833 of cash remained and was held outside of the Trust Account at May 30, 2017 and was available for working capital purposes.

The Company’s management has broad discretion with respect to the specific application of the net proceeds of its Initial Public Offering and sale of Private Warrants, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. The Company’s initial Business Combination must be with one or more target businesses that together have a fair market value equal to at least 80% of the balance in the Trust Account (excluding any deferred underwriters fees and taxes payable on the income earned on the Trust Account) at the time of the signing of an agreement to enter into a Business Combination. However, the Company will only complete a Business Combination if the post-Business Combination company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act. There is no assurance that the Company will be able to successfully effect a Business Combination.

The Company will provide its shareholders with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a shareholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion and in accordance with applicable laws and regulations. The shareholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then on deposit in the Trust Account ($10.00 per share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations). The per-share amount to be distributed to shareholders who redeem their shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters (as discussed in Note 6). The Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 upon such consummation of a Business Combination and, if the Company seeks shareholder approval, a majority of the outstanding shares voted are voted in favor of the Business Combination. However, certain investors in the Initial Public Offering holding 6,000,000 Public Shares have agreed that they will hold such Public Shares sold in the Initial Public Offering through the consummation of an initial Business Combination and not seek redemption in connection therewith. As a result, the Company expects to meet the $5,000,001 net tangible asset requirement in order to complete its initial Business Combination.

NATIONAL ENERGY SERVICES REUNITED CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2017

(Unaudited)

If a shareholder vote is not required by law and the Company does not decide to hold a shareholder vote for business or other legal reasons, or if the Company is deemed to be a foreign private issuer (“FPI”) at such time, the Company will, pursuant to its Amended and Restated Memorandum and Articles of Association, conduct the redemptions pursuant to the tender offer rules of the Securities and Exchange Commission (“SEC”), and file tender offer documents with the SEC prior to completing a Business Combination. If, however, a shareholder approval of the transaction is required by law, or the Company decides to obtain shareholder approval for business or other legal reasons, and if the Company will not be an FPI at such time, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. If the Company seeks shareholder approval in connection with a Business Combination, the Sponsor, officers and directors (the “Initial Shareholders”) have agreed to vote their Founder Shares (as defined in Note 5), and any Public Shares held by them in favor of approving a Business Combination. Additionally, each public shareholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction.

Notwithstanding the foregoing, the Company’s Amended and Restated Memorandum and Articles of Association provides that a public shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), will be restricted from redeeming its shares with respect to an aggregate of 20% or more of the ordinary shares sold in the Initial Public Offering.

The Company will have until 24 months from the closing of the Initial Public Offering to consummate a Business Combination (the “Combination Period”). However, if the Company is unable to complete a Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but no more than ten business days thereafter, redeem 100% of the outstanding Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned (net of taxes payable and less interest to pay dissolution expenses up to $100,000), divided by the number of then outstanding Public Shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining shareholders and the Company’s board of directors, proceed to commence a voluntary liquidation and thereby a formal dissolution of the Company, subject in each case to its obligations to provide for claims of creditors and the requirements of applicable law.

The Initial Shareholders have agreed (i) to waive their liquidation rights with respect to their Founder Shares if the Company fails to consummate a Business Combination within the Combination Period, (ii) to waive their redemption rights from the Trust Account with respect to their Founder Shares and Public Shares in connection with the consummation of a Business Combination and (iii) not to propose an amendment to the Company’s Amended and Restated Memorandum and Articles of Association that would affect the substance or timing of the Company’s obligation to redeem 100% of its Public Shares if the Company does not complete a Business Combination, unless the Company provides the public shareholders with the opportunity to redeem their shares in conjunction with any such amendment. However, the Initial Shareholders will be entitled to liquidating distributions with respect to any Public Shares acquired if the Company fails to consummate a Business Combination or liquidates within the Combination Period. The underwriters have agreed to waive their rights to deferred underwriting commissions held in the Trust Account in the event the Company does not consummate a Business Combination within the Combination Period and, in such event, such amounts will be included with the funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the assets remaining available for distribution will be less than the $10.00 per Unit in the Initial Public Offering. In order to protect the amounts held in the Trust Account, the Sponsor has agreed to be liable to the Company if and to the extent any claims by a vendor for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account. This liability will not apply with respect to any claims by a third party who executed a waiver of any right, title, interest or claim of any kind in or to any monies held in the Trust Account or to any claims under the Company’s indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers, prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

NATIONAL ENERGY SERVICES REUNITED CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2017

(Unaudited)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying unaudited condensed financial statements should be read in conjunction with the Company's final prospectus as filed with the SEC and declared effective on May 11, 2017, as well as the Company’s Form 8-K, as filed with the SEC on May 17, 2017. The interim results for the period from January 23, 2017 (inception) through March 31, 2017 are not necessarily indicative of the results to be expected for the period from January 23, 2017 (inception) through December 31, 2017 or for any future interim periods.

Emerging growth company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012, (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from our estimates.

Cash and cash equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of March 31, 2017.

NATIONAL ENERGY SERVICES REUNITED CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2017

(Unaudited)

Deferred offering costs

Offering costs consist of legal, accounting, underwriting fees and other costs incurred through the balance sheet date that are directly related to the Initial Public Offering. Offering costs were charged to shareholders’ equity upon the completion of the Initial Public Offering.

Income taxes

The Company complies with the accounting and reporting requirements of ASC Topic 740 “Income Taxes,” which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company’s management determined that the British Virgin Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of March 31, 2017, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company may be subject to potential examination by U.S. federal, U.S. states or foreign taxing authorities in the areas of income taxes. These potential examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with U.S. federal, U.S. state and foreign tax laws. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

The provision for income taxes was deemed to be immaterial for the period from January 23, 2017 (inception) through March 31, 2017.

Net loss per common share

The Company complies with accounting and disclosure requirements ASC Topic 260, “Earnings Per Share.” Net loss per ordinary share is computed by dividing net loss by the weighted average number of ordinary shares outstanding for the period, excluding ordinary shares subject to forfeiture by the Initial Shareholders. Weighted average shares were reduced for the effect of an aggregate of 787,500 ordinary shares that were subject to forfeiture if the over-allotment option was not exercised by the underwriters. At March 31, 2017, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary share and then share in the earnings of the Company. As a result, diluted loss per ordinary is the same as basic loss per ordinary share for the periods.

Concentration of credit risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of cash accounts in a financial institution which, at times may exceed the Federal depository insurance coverage of $250,000. At March 31, 2017, the Company had not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

Fair value of financial instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the accompanying balance sheets, primarily due to their short-term nature.

Recently issued accounting standards

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s consolidated financial statements.

NATIONAL ENERGY SERVICES REUNITED CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2017

(Unaudited)

Subsequent events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Other than as described in these financial statements, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

3. INITIAL PUBLIC OFFERING

Pursuant to the Initial Public Offering, the Company sold 22,921,700 Units at a purchase price of $10.00 per Unit, inclusive of 1,921,700 Units sold to the underwriters on May 30, 2017 upon the underwriters’ election to partially exercise their over-allotment option. Each Unit consists of one ordinary share and one warrant (“Public Warrant”). Each Public Warrant entitles the holder to purchase one-half of one ordinary share at an exercise price of $5.75 per half share (see Note 7).

4. PRIVATE PLACEMENT

Simultaneously with the Initial Public Offering, the Sponsor purchased an aggregate of 11,850,000 Private Warrants at a price of $0.50 per Private Warrant (or an aggregate purchase price of $5,925,000). On May 30, 2017, the Company consummated the sale of an additional 768,680 Private Warrants at a price of $0.50 per Private Warrant, which were purchased by the Sponsor, generating gross proceeds of $384,340. The proceeds from the Private Warrants were added to the proceeds from the Initial Public Offering held in the Trust Account. There will be no redemption rights or liquidating distributions from the Trust Account with respect to the Private Warrants.

 The Private Warrants are identical to the Public Warrants except that the Private Warrants (i) are not redeemable by the Company and (ii) may be exercised for cash or on a cashless basis, so long as they are held by the initial purchaser or their permitted transferees. In addition, the Private Warrants and their component securities may not be transferable, assignable or salable until 30 days after the consummation of a Business Combination, subject to certain limited exceptions.

5. RELATED PARTY TRANSACTIONS

Founder Shares

On February 9, 2017, the Company issued an aggregate of 5,750,000 ordinary shares to the Sponsor for an aggregate purchase price of $25,000. On May 11, 2017, the Company effectuated a 1.05-for-1 subdivision of its ordinary shares, resulting in an aggregate of 6,037,500 ordinary shares being held by the Sponsor (the “Founder Shares”). The 6,037,500 Founder Shares included an aggregate of up to 787,500 ordinary shares which were subject to forfeiture by the Sponsor to the extent that the underwriters’ over-allotment was not exercised in full or in part, so that the Sponsor would own 20% of the Company’s issued and outstanding shares after the Initial Public Offering. As a result of the underwriters’ election to partially exercise their over-allotment option on May 30, 2017, 480,425 Founder Shares are no longer subject to forfeiture. The underwriters elected not to exercise the remaining portion of the over-allotment option so 307,075 Founder Shares were forfeited.

The Sponsor has agreed that, subject to certain limited exceptions, its Founder Shares will not be transferred, assigned or sold until one year after the date of the consummation of a Business Combination or earlier if, subsequent to a Business Combination, the last sales price of the Company’s ordinary shares equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations and recapitalizations) for any 20 trading days within any 30-trading day period commencing 150 days after a Business Combination.

Related Party Advances

As of March 31, 2017, the Sponsor advanced the Company an aggregate of $78,280 for costs associated with the Initial Public Offering. The advances were non-interest bearing, unsecured and due on demand. The advances were repaid upon the consummation of the Initial Public Offering on May 17, 2017.

Promissory Note — Related Party

On February 10, 2017, the Company entered into a promissory note with the Sponsor, whereby the Sponsor agreed to loan the Company up to an aggregate of $300,000 (the “Promissory Note”) to be used in part for expenses incurred in connection with the Initial Public Offering. The Promissory Note was non-interest bearing, unsecured and due on the earlier of June 30, 2017 or the closing of the Initial Public Offering. As of March 31, 2017, the Company received an aggregate of $137,815 in proceeds under the note. The Promissory Note was repaid upon the consummation of the Initial Public Offering on May 17, 2017.

NATIONAL ENERGY SERVICES REUNITED CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2017

(Unaudited)

Administrative Service Fee

The Company entered into an agreement whereby, commencing on the closing of the Initial Public Offering through the earlier of the consummation of a Business Combination or the Company’s liquidation, the Company will pay the Sponsor a monthly fee of $10,000 for office space, utilities and administrative support.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor, the Company’s officers, directors or their affiliates may, but are not obligated to, loan the Company funds from time to time or at any time, as may be required (“Working Capital Loans”). Each Working Capital Loan would be evidenced by a promissory note. The Working Capital Loans would either be paid upon consummation of a Business Combination, without interest, or, at the holder’s discretion, up to $1,500,000 of the Working Capital Loans may be converted into Private Warrants at a price of $0.50 per warrant. There were no Working Capital Loans outstanding as of March 31, 2017.

6. COMMITMENTS AND CONTINGENCIES

Registration Rights

Pursuant to a registration rights agreement entered into on May 11, 2017, the holders of the Founder Shares, Private Warrants (and their underlying securities) and the warrants that may be issued upon conversion of the Working Capital Loans (and their underlying securities) are entitled to registration rights. The holders of a majority of these securities are entitled to make up to three demands, excluding short form demands, that the Company register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the completion of a Business Combination and rights to require the Company to register for resale such securities pursuant to Rule 415 under the Securities Act. However, the registration rights agreement provides that the Company will not permit any registration statement filed under the Securities Act to become effective until termination of the applicable lock-up period. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriters Agreement

The Company granted the underwriters a 45-day option to purchase up to 3,150,000 additional Units to cover over-allotments at the Initial Public Offering price, less the underwriting discounts and commissions. On May 30, 2017, the underwriters elected to exercise their over-allotment option to purchase 1,921,700 Units at a purchase price of $10.00 per Unit.

In connection with the closing of the Initial Public Offering and the over-allotment option, the underwriters were paid a cash underwriting discount of $4,014,340. In addition, the underwriters deferred their fee of up to $10,754,435 until the completion of the initial Business Combination, which amount includes 372,934 ordinary shares. The Company determined the fair value of the 372,934 ordinary shares to be issued to the underwriters to be $3,729,340 based upon the offering price of the Units of $10.00 per Unit.

The ordinary shares to be issued to the underwriters have been deemed compensation by FINRA and are therefore subject to a lock-up for a period of 180 days pursuant to Rule 5110(g)(1) of FINRA’s NASD Conduct Rules. Pursuant to FINRA Rule 5110(g)(1), these ordinary shares will not be the subject of any hedging, short sale, derivative, put or call transaction that would result in the economic disposition of the securities by any person for a period of 180 days immediately following the date of the Initial Public Offering, nor may they be sold, transferred, assigned, pledged or hypothecated for a period of 180 days immediately following the Initial Public Offering except to any underwriter and selected dealer participating in the Initial Public Offering and their bona fide officers or partners.

NATIONAL ENERGY SERVICES REUNITED CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2017

(Unaudited)

7. SHAREHOLDERS’ EQUITY

Preferred Shares — The Company is authorized to issue an unlimited number of no par value preferred shares, divided into five classes, Class A through Class E, each with such designation, rights and preferences as may be determined by a resolution of the Company’s board of directors to amend the Amended and Restated Memorandum and Articles of Association to create such designations, rights and preferences. The Company has five classes of preferred shares to give the Company flexibility as to the terms on which each Class is issued. All shares of a single class must be issued with the same rights and obligations. Accordingly, starting with five classes of preferred shares will allow the Company to issue shares at different times on different terms. At March 31, 2017, there are no preferred shares designated, issued or outstanding.

Ordinary Shares — The Company is authorized to issue an unlimited number of no par value ordinary shares. Holders of the Company’s ordinary shares are entitled to one vote for each share. At March 31, 2017, there were 6,037,500 ordinary shares issued and outstanding, of which 787,500 were subject to forfeiture to the extent that the underwriters’ over-allotment was not exercised in full so that the Initial Shareholders would own 20% of the issued and outstanding shares after the Initial Public Offering. As a result of the underwriters’ election to partially exercise their over-allotment option on May 30, 2017, 307,075 Founder Shares were forfeited and 480,425 Founder Shares are no longer subject to forfeiture.

Warrants — Public Warrants may only be exercised for a whole number of shares. The Public Warrants will become exercisable on the later of (a) 30 days after the completion of a Business Combination or (b) 12 months from the closing of the Initial Public Offering. No Public Warrants will be exercisable for cash unless the Company has an effective and current registration statement covering the ordinary shares issuable upon exercise of the Public Warrants and a current prospectus relating to such ordinary shares. Notwithstanding the foregoing, if a registration statement covering the ordinary shares issuable upon the exercise of the Public Warrants is not effective within a specified period following the consummation of a Business Combination, the warrant holders may, until such time as there is an effective registration statement and during any period when the Company shall have failed to maintain an effective registration statement, exercise the Public Warrants on a cashless basis in the same manner as if the Company called the warrants for redemption and required all holders to exercise their warrants on a “cashless basis.” The Public Warrants will expire five years from the consummation of a Business Combination or earlier upon redemption or liquidation.

The Company may call the warrants for redemption (excluding the Private Warrants):

•	in whole and not in part;
•	at a price of $.01 per warrant;
•	at any time during the exercise period;
•	upon a minimum of 30 days’ prior written notice of redemption;
•	if, and only if, the last sale price of the ordinary shares equals or exceeds $21.00 per share for any 20 trading days within a 30 trading day period ending on the third business day prior to the date on which the Company sends the notice of redemption to the warrant holders; and
•	if, and only if, there is a current registration statement in effect with respect to the ordinary shares underlying such warrants commencing five business days prior to the 30-day trading period and continuing each day thereafter until the date of redemption.

If the Company calls the warrants for redemption, management will have the option to require all holders that wish to exercise the warrants to do so on a “cashless basis,” as described in the warrant agreement.

The exercise price and number of ordinary shares issuable upon exercise of the warrants may be adjusted in certain circumstances including in the event of a stock dividend, extraordinary dividend or recapitalization, reorganization, merger or consolidation. However, the warrants will not be adjusted for issuances of ordinary shares at a price below its exercise price. Additionally, in no event will the Company be required to net cash settle the warrants. If the Company is unable to complete a Business Combination within the Combination Period and the Company liquidates the funds held in the Trust Account, holders of warrants will not receive any of such funds with respect to their warrants, nor will they receive any distribution from the Company’s assets held outside of the Trust Account with respect to such warrants. Accordingly, the warrants may expire worthless.

At March 31, 2017, there were no Private Warrants or Public Warrants outstanding.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

References in this report (the “Quarterly Report”) to “we,” “us” or the “Company” refer to National Energy Services Reunited Corp. References to our “management” or our “management team” refer to our officers and directors, and references to the “sponsor” refer to NESR Holdings, Ltd. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Quarterly Report including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s final prospectus for its Initial Public Offering filed with the SEC. The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Overview

We are a blank check company incorporated on January 23, 2017 in the British Virgin Islands and formed for the purpose of entering into a Business Combination with one or more target businesses. We intend to effectuate our Business Combination using cash from the proceeds of our Initial Public Offering and the sale of Private Warrants that occurred simultaneously with the completion of our Initial Public Offering, our securities, debt or a combination of cash, securities and debt.

The issuance of additional ordinary shares or preferred stock:

●	may significantly dilute the equity interest of our investors who would not have pre-emption rights in respect of any such issuance;
●	may subordinate the rights of holders of ordinary shares if we issue preferred shares with rights senior to those afforded to our ordinary shares;
●	could cause a change in control if a substantial number of our ordinary shares are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and most likely will also result in the resignation or removal of our present officers and directors; and
●	may adversely affect prevailing market prices for our securities.

Similarly, if we issue debt securities, it could result in:

●	default and foreclosure on our assets if our operating revenues after our business combination are insufficient to pay our debt obligations;
●	acceleration of our obligations to repay the indebtedness even if we have made all principal and interest payments when due if the debt security contains covenants that required the maintenance of certain financial ratios or reserves and we breach any such covenant without a waiver or renegotiation of that covenant;
●	our immediate payment of all principal and accrued interest, if any, if the debt security is payable on demand; and
●	our inability to obtain additional financing, if necessary, if the debt security contains covenants restricting our ability to obtain additional financing while such security is outstanding.

We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to raise capital or to complete a Business Combination will be successful.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from January 23, 2017 (inception) through March 31, 2017 were organizational activities and those necessary to prepare for the Initial Public Offering, which was consummated on May 17, 2017. Following the Initial Public Offering, we do not expect to generate any operating revenues until after the completion of our Business Combination. We expect to generate non-operating income in the form of interest income on cash and marketable securities held after the Initial Public Offering, which we expect to be insignificant in view of the currently low interest rates on risk-free investments. There has been no significant change in our financial position and no material adverse change has occurred since the date of our audited financial statements included in our registration statement for the Initial Public Offering. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the period from January 23, 2017 (inception) through March 31, 2017, we had a net loss of $5,744 and incurred costs of $206,472 with regard to the Company’s Initial Public Offering which were classified as deferred offering costs on the Company’s condensed balance sheet as of March 31, 2017.

Liquidity and Capital Resources

As of March 31, 2017, we had cash of $28,879. Until the consummation of the Initial Public Offering, the Company’s only source of liquidity was an initial purchase of ordinary shares by the Sponsor, advances from related parties and proceeds from promissory notes from related parties.

Subsequent to the quarterly period covered by this Quarterly Report, on May 17, 2017, we consummated the Initial Public Offering of 21,000,000 Units, at a price of $10.00 per Unit, generating gross proceeds of $210,000,000. Simultaneously with the closing of the Initial Public Offering, we consummated the sale of 11,850,000 Private Warrants to our Sponsor at a price of $0.50 per warrant, generating gross proceeds of $5,925,000.

On May 30, 2017, in connection with the underwriters’ partial exercise of their over-allotment option, we consummated the sale of an additional 1,921,700 Units and the sale of an additional 768,680 Private Warrants, generating total gross proceeds of $19,601,340.

Following the Initial Public Offering and the exercise of the over-allotment option, a total of $229,217,000 was placed in the Trust Account and we had $1,414,833 of cash held outside of the Trust Account, after payment of all costs related to the Initial Public Offering and the exercise of the over-allotment option. We incurred $15,483,668 in Initial Public Offering related costs, including $4,014,340 of underwriting fees, $10,754,435 of deferred underwriting fees and $714,893 of Initial Public Offering costs.

We intend to use substantially all of the net proceeds of the Initial Public Offering, including the funds held in the Trust Account, to acquire a target business or businesses and to pay our expenses relating thereto. To the extent that our shares are used in whole or in part as consideration to effect our initial Business Combination, the remaining proceeds held in the Trust Account as well as any other net proceeds not expended will be used as working capital. Such working capital funds could be used in a variety of ways including continuing or expanding the target business’s operations, for strategic acquisitions and for marketing, research and development of existing or new products. Such funds could also be used to repay any operating expenses or finders’ fees which we had incurred prior to the completion of our initial Business Combination if the funds available to us outside of the Trust Account were insufficient to cover such expenses.

We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

In order to finance transaction costs in connection with a Business Combination, our Sponsor or certain of our officers, directors and affiliates may, but are not obligated to, loan us funds as may be required. If we complete a Business Combination, we would repay such loaned amounts out of the proceeds of the Trust Account released to us. In the event that a Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from our Trust Account would be used to repay such loaned amounts. Up to $1,500,000 of such loans may be converted into Private Warrants of the post Business Combination entity at a price of $0.50 per warrant at the option of the lender. The terms of such loans, if any, have not been determined and no written agreements exist with respect to such loans.

We do not believe we will need to raise additional funds in order to meet the expenditures required for operating our business. However, if our estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a Business Combination are less than the actual amounts necessary to do so, we may have insufficient funds available to operate our business prior to our Business Combination. Moreover, we may need to obtain additional financing either to consummate our Business Combination or because we become obligated to redeem a significant number of our public shares upon consummation of our Business Combination, in which case we may issue additional securities or incur debt in connection with such Business Combination. Subject to compliance with applicable securities laws, we would only complete such financing simultaneously with the completion of our Business Combination, in which case we may issue additional securities or incur debt in connection with such Business Combination. We cannot provide any assurance that financing will be available to us on commercially acceptable terms, if at all. If we are unable to complete our Business Combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the Trust Account. In addition, following our Business Combination, if cash on hand is insufficient, we may need to obtain additional financing in order to meet our obligations.

Off-balance sheet financing arrangements

We have no obligations, assets or liabilities which would be considered off-balance sheet arrangements. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than an agreement to pay the Sponsor a monthly fee of $10,000 for office space, utilities and administrative support provided to the Company. We began incurring these fees on May 17, 2017 and will continue to incur these fees monthly until the earlier of the completion of the Business Combination and the Company’s liquidation.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. The Company has not identified any critical accounting policies.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

All activity from January 23, 2017 (inception) through March 31, 2017 relates to our formation and the preparation for our Initial Public Offering. We did not have any financial instruments that were exposed to market risks at March 31, 2017.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2017. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.

Changes in Internal Control Over Financial Reporting

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 1A. RISK FACTORS.

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in our final prospectus dated May 11, 2017 filed with the SEC. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our final prospectus dated May 11, 2017 filed with the SEC.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Unregistered Sales of Equity Securities

The Company did not sell any equity securities during the period covered by this Quarterly Report that were not registered under the Securities Act, except as previously disclosed in our Current Reports on Form 8-K.

Use of Proceeds

Subsequent to the quarterly period covered by this Quarterly Report, on May 11, 2017, we consummated our Initial Public Offering of 22,921,700 Units (inclusive of 1,921,700 Units sold on May 30, 2017 pursuant to the underwriters exercising their over-allotment option), with each Unit consisting of one ordinary share, and one warrant, each warrant entitling the holder to purchase one-half of one of ordinary share at a price of $5.75 per half share. No fractional shares will be issued upon exercise of the warrants. If, upon exercise of the warrants, a holder would be entitled to receive a fractional interest in a share, we will, upon exercise, round down to the nearest whole number the number of ordinary shares to be issued to the warrant holder. Each warrant will become exercisable on the later of 30 days after the completion of our Business Combination or 12 months from the closing of the Initial Public Offering. However, if we do not complete a Business Combination within the period allotted to complete the Business Combination, the warrants will expire at the end of such period. If we are unable to deliver registered ordinary shares to the holder upon exercise of warrants issued in connection with the 22,921,700 units during the exercise period, there will be no net cash settlement of these warrants and the warrants will expire worthless, unless they may be exercised on a cashless basis in the circumstances described in the warrant agreement. The warrants will expire at 5:00 p.m., New York City time, five years after the completion of our initial Business Combination or earlier upon redemption or liquidation. Once the warrants issued in connection with the Initial Public Offering become exercisable, we may redeem those outstanding warrants in whole and not in part at a price of $0.01 per warrant upon a minimum of 30 days’ prior written notice of redemption, but if, and only if, the last sale price of our ordinary shares equals or exceeds $21.00 per share for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date on which we send the notice of redemption to the warrant holders.

The units in the Initial Public Offering were sold at an offering price of $10.00 per unit, generating total gross proceeds of $229,217,000. Maxim Group LLC and National Bank of Canada Financial Inc. acted as the joint book running managers of the offering. The securities sold in the offering were registered under the Securities Act on registration statements on Form S-1 (No. 333-217006 and 333-217911). The SEC declared the registration statements effective on May 11, 2017.

Simultaneously with the consummation of the Initial Public Offering, we consummated a private placement of 11,850,000 Private Warrants at a price of $0.50 per warrant, to our Sponsor, generating total proceeds of $5,925,000.  Thereafter, the Company consummated the sale of an additional 768,680 Private Warrants at a price of $0.50 per warrant, generating total proceeds of $384,340. The Private Warrants are the same as the warrants sold in the Initial Public Offering, except that the Private Warrants (i) will be non-redeemable so long as they are held by the Sponsor or its permitted transferees and (ii) may be exercisable on a cashless basis. In addition, the Private Warrants and their underlying securities will not be transferable, assignable or salable until 30 days after the consummation of the Business Combination. Such securities were issued pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act. The Sponsor, as purchaser, is an accredited investor for purposes of Rule 501 of Regulation D.

We paid a total of $4,014,340 in underwriting discounts and commissions and approximately $714,893 for other costs and expenses related to the Initial Public Offering.  In addition, the underwriters agreed to defer $10,754,435 in underwriting discounts and commissions, and up to this amount will be payable upon consummation of the Business Combination. After deducting the underwriting discounts and commissions (excluding the deferred portion of $10,754,435 in underwriting discounts and commissions, which will be released from the Trust Account upon consummation of the Business Combination, if consummated) and the estimated offering expenses, the total net proceeds from our Initial Public Offering and the private placement was $230,797,107, of which $229,217,000 (or $10.00 per unit sold in the Initial Public Offering) was placed in the Trust Account.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NATIONAL ENERGY SERVICES REUNITED CORP.

Date: June 26, 2017		/s/ Sherif Foda
	Name:	Sherif Foda
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: June 26, 2017		/s/ Thomas Wood
	Name:	Thomas Wood
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)

