Form 10-Q
period 2017-06-30
National Energy Services Reunited Corp.
filed 2017-08-14
CIK 1698514

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

☐ Large accelerated filer	☐ Accelerated filer
☒ Non-accelerated filer	☐ Smaller reporting company
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

As of August 11, 2017, there were 28,652,125 shares of the Company’s ordinary shares issued and outstanding.

NATIONAL ENERGY SERVICES REUNITED CORP.

Quarterly Report on Form 10-Q

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements.

NATIONAL ENERGY SERVICES REUNITED CORP.

CONDENSED BALANCE SHEET

AS OF JUNE 30, 2017

(Unaudited)

ASSETS
Current Assets
Cash	$1,394,045
Prepaid expenses	178,567
Total Current Assets	1,572,612

Cash and marketable securities held in Trust Account	229,424,710
Total Assets	$230,997,322

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accrued expenses	$39,610
Advance from related party	10,000
Total Current Liabilities	49,610

Deferred underwriting fees	10,586,615
Total Liabilities	10,636,225

Commitments
Ordinary shares subject to possible redemption, 16,921,700 shares at redemption value	163,447,745

Shareholders’ Equity
Preferred shares, no par value; unlimited shares authorized; none issued and outstanding	—
Ordinary shares, no par value; unlimited shares authorized; 11,730,425 shares issued and outstanding (excluding 16,921,700 shares subject to possible redemption)	56,619,927
Retained earnings	293,425
Total Shareholders’ Equity	56,913,352
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$230,997,322

The accompanying notes are an integral part of the unaudited condensed financial statements.

NATIONAL ENERGY SERVICES REUNITED CORP.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,	For the Period from January 23, 2017 (inception) through June 30,
	2017	2017

Operating costs	$76,853	$82,597
Loss from operations	(76,853)	(82,597)

Other income:
Interest income	180,080	180,080
Change in fair value of deferred underwriting fee liability	167,820	167,820
Unrealized gain on marketable securities held in Trust Account	28,122	28,122
Net income	$299,169	$293,425

Weighted average shares outstanding, basic and diluted (1)	8,314,760	7,015,147

Basic and diluted net income per common share	$0.04	$0.04

(1)	Excludes an aggregate of up to 16,921,700 shares subject to redemption at June 30, 2017.

The accompanying notes are an integral part of the unaudited condensed financial statements.

NATIONAL ENERGY SERVICES REUNITED CORP.

CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE PERIOD FROM JANUARY 23, 2017 (INCEPTION) THROUGH JUNE 30, 2017

(Unaudited)

	Ordinary Shares		Retained	Total Shareholders’
	Shares	Amount	Earnings	Equity
Balance – January 23, 2017 (Inception)	—	$—	$—	$—

Issuance of ordinary shares to Sponsor	6,037,500	25,000	—	25,000

Forfeiture of Founder Shares	(307,075)	—	—	—

Sale of 22,921,700 Units, net of underwriters discount and offering expenses	22,921,700	213,733,332	—	213,733,332

Sale of 12,618,680 Private Warrants	—	6,309,340	—	6,309,340

Ordinary shares subject to redemption	(16,921,700)	(163,447,745)	—	(163,447,745)

Net income	—	—	293,425	293,425

Balance – June 30, 2017	11,730,425	$56,619,927	$293,425	$56,913,352

The accompanying notes are an integral part of the unaudited condensed financial statements.

NATIONAL ENERGY SERVICES REUNITED CORP.

CONDENSED STATEMENT OF CASH FLOWS

FOR THE PERIOD FROM JANUARY 23, 2017 (INCEPTION) THROUGH JUNE 30, 2017

(Unaudited)

Cash Flows from Operating Activities:
Net income	$293,425
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(179,488)
Change in fair value of deferred underwriting fee liability	(167,820)
Unrealized gain on securities held in Trust Account	(28,122)
Changes in operating assets and liabilities:
Prepaid expenses	(178,567)
Accrued expenses	39,610
Net cash used in operating activities	(220,962)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(229,217,100)
Net cash used in investing activities	(229,217,100)

Cash Flows from Financing Activities:
Proceeds from issuance of ordinary shares to initial shareholder	25,000
Proceeds from sale of Units, net of underwriting discounts paid	225,202,660
Proceeds from sale of Private Warrants	6,309,340
Advances from related party	99,318
Repayment of advances from related party	(89,318)
Proceeds from promissory note – related parties	299,030
Repayment of promissory note – related party	(299,030)
Payment of offering costs	(714,893)
Net cash provided by financing activities	230,832,107

Net Change in Cash	1,394,045
Cash – Beginning	—
Cash – Ending	$1,394,045

Non-Cash investing and financing activities:
Deferred underwriting fee payable	$10,754,435
Initial classification of ordinary shares subject to possible redemption	$163,294,405
Change in value of ordinary shares subject to possible redemption	$153,340

The accompanying notes are an integral part of the unaudited condensed financial statements.

NATIONAL ENERGY SERVICES REUNITED CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2017

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

At June 30, 2017, the Company had not yet commenced operations. All activity through June 30, 2017 relates to the Company’s formation, its initial public offering (“Initial Public Offering”), which is described below, and identifying a target company for a Business Combination.

The registration statements for the Company’s Initial Public Offering were declared effective on May 11, 2017. On May 17, 2017, the Company consummated the Initial Public Offering of 21,000,000 units (“Units” and, with respect to the ordinary shares included in the Units being offered, the “Public Shares”), generating gross proceeds of $210,000,000, which is described in Note 3.

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

 Transaction costs amounted to $15,483,668, consisting of $4,014,340 of underwriting fees, $10,754,435 of deferred underwriting fees (see Note 6) and $714,893 of Initial Public Offering costs. As of June 30, 2017, $1,394,045 of cash was held outside of the Trust Account and was available for working capital purposes.

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

JUNE 30, 2017

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

JUNE 30, 2017

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s final prospectus as filed with the SEC and declared effective on May 11, 2017, as well as the Company’s Form 8-K, as filed with the SEC on May 17, 2017. The interim results for the period from January 23, 2017 (inception) through June 30, 2017 are not necessarily indicative of the results to be expected for the period from January 23, 2017 (inception) through December 31, 2017 or for any future interim periods.

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

Cash and cash equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2017.

Cash and marketable securities held in Trust Account

At June 30, 2017, the assets held in the Trust Account were held in cash and U.S. Treasury Bills.

NATIONAL ENERGY SERVICES REUNITED CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2017

(Unaudited)

Ordinary shares subject to possible redemption

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at June 30, 2017, ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet.

Offering costs

Offering costs consist of legal, accounting, underwriting fees and other costs incurred through the balance sheet date that are directly related to the Initial Public Offering. Offering costs amounting to $15,483,668 were charged to shareholders’ equity upon the completion of the Initial Public Offering.

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company’s management determined that the British Virgin Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of June 30, 2017, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

The provision for income taxes was deemed to be immaterial for the period from January 23, 2017 (inception) through June 30, 2017.

Net income per ordinary share

The Company complies with accounting and disclosure requirements ASC Topic 260, “Earnings Per Share.” Net income per ordinary share is computed by dividing net income by the weighted average number of ordinary shares outstanding for the period. Ordinary shares subject to possible redemption at June 30, 2017 have been excluded from the calculation of basic income per share since such shares, if redeemed, only participate in their pro rata share of the Trust Account earnings. The Company has not considered the effect of (1) warrants sold in the Initial Public Offering and private placement to purchase 17,770,190 ordinary shares, and (3) 372,934 ordinary shares that may issued to the underwriters in connection with the deferred fee payable, in the calculation of diluted income per share, since the exercise of the warrants and the issuance of the ordinary shares is contingent upon the occurrence of future events. As a result, diluted income per ordinary share is the same as basic income per ordinary share for the periods.

Concentration of credit risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of cash accounts in a financial institution which, at times may exceed the Federal depository insurance coverage of $250,000. At June 30, 2017, the Company had not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

Fair value of financial instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the accompanying balance sheets, primarily due to their short-term nature.

NATIONAL ENERGY SERVICES REUNITED CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2017

(Unaudited)

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

4. PRIVATE PLACEMENT

Simultaneously with the Initial Public Offering, the Sponsor purchased an aggregate of 11,850,000 Private Warrants at a price of $0.50 per Private Warrant for an aggregate purchase price of $5,925,000. On May 30, 2017, the Company consummated the sale of an additional 768,680 Private Warrants at a price of $0.50 per Private Warrant, which were purchased by the Sponsor, generating gross proceeds of $384,340. The proceeds from the Private Warrants were added to the proceeds from the Initial Public Offering held in the Trust Account. There will be no redemption rights or liquidating distributions from the Trust Account with respect to the Private Warrants.

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

5. RELATED PARTY TRANSACTIONS

Founder Shares

On February 9, 2017, the Company issued an aggregate of 5,750,000 ordinary shares to the Sponsor for an aggregate purchase price of $25,000. On May 11, 2017, the Company effectuated a 1.05-for-1 subdivision of its ordinary shares, resulting in an aggregate of 6,037,500 ordinary shares being held by the Sponsor (the “Founder Shares”). The 6,037,500 Founder Shares included an aggregate of up to 787,500 ordinary shares which were subject to forfeiture by the Sponsor to the extent that the underwriters’ over-allotment was not exercised in full or in part, so that the Sponsor would own 20% of the Company’s issued and outstanding shares after the Initial Public Offering. As a result of the underwriters’ election to partially exercise their over-allotment option on May 30, 2017, 480,425 Founder Shares are no longer subject to forfeiture. The underwriters elected not to exercise the remaining portion of the over-allotment option and, therefore, 307,075 Founder Shares were forfeited.

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

Related Party Advances

As of June 30, 2017, the Sponsor advanced the Company an aggregate of $99,318 for costs associated with the Initial Public Offering and for working capital purposes. The advances are non-interest bearing, unsecured and due on demand. As of June 30, 2017, the Company has repaid $89,318 of such advances. Advances amounting to $10,000 were outstanding as of June 30, 2017.

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

NATIONAL ENERGY SERVICES REUNITED CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2017

(Unaudited)

Administrative Service Fee

The Company entered into an agreement whereby, commencing on May 17, 2017 through the earlier of the consummation of a Business Combination or the Company’s liquidation, the Company will pay the Sponsor a monthly fee of $10,000 for office space, utilities and administrative support. For the three months ended June 30, 2017 and the period from January 23, 2017 (inception) through June 30, 2017, the Company incurred $20,000 in fees for these services, which such amount is included in operating costs in the accompanying condensed statements of operations and in accrued expenses in the accompanying consolidated balance sheets at June 30, 2017.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor, the Company’s officers, directors or their affiliates may, but are not obligated to, loan the Company funds from time to time or at any time, as may be required (“Working Capital Loans”). Each Working Capital Loan would be evidenced by a promissory note. The Working Capital Loans would either be paid upon consummation of a Business Combination, without interest, or, at the holder’s discretion, up to $1,500,000 of the Working Capital Loans may be converted into Private Warrants at a price of $0.50 per warrant. There were no Working Capital Loans outstanding as of June 30, 2017.

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

Underwriters Agreement

The Company granted the underwriters a 45-day option to purchase up to 3,150,000 additional Units to cover over-allotments at the Initial Public Offering price, less the underwriting discounts and commissions. On May 30, 2017, the underwriters elected to partially exercise their over-allotment option to purchase 1,921,700 Units at a purchase price of $10.00 per Unit.

In connection with the closing of the Initial Public Offering and the over-allotment option, the underwriters were paid a cash underwriting discount of $4,014,340. In addition, the underwriters deferred their fee of up to $10,754,435 until the completion of the initial Business Combination, which amount includes 372,934 ordinary shares (the “Deferred Shares”). The Company determined the fair value of the Deferred Shares to be issued to the underwriters at May 30, 2017 to be $3,729,340, based upon the offering price of the Units of $10.00 per Unit. The fair value of the Deferred Shares at June 30, 2017 was determined to be $3,561,520, based upon the closing price of the Company’s ordinary shares at June 30, 2017. The Company recorded the change in the fair value of the deferred underwriting fee liability of $167,820 for the three months ended June 30, 2017 and for the period from January 23, 2017 (inception) through June 30, 2017 in the accompanying condensed statements of operations.

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

7. SHAREHOLDERS’ EQUITY

Preferred Shares — The Company is authorized to issue an unlimited number of no par value preferred shares, divided into five classes, Class A through Class E, each with such designation, rights and preferences as may be determined by a resolution of the Company’s board of directors to amend the Amended and Restated Memorandum and Articles of Association to create such designations, rights and preferences. The Company has five classes of preferred shares to give the Company flexibility as to the terms on which each Class is issued. All shares of a single class must be issued with the same rights and obligations. Accordingly, starting with five classes of preferred shares will allow the Company to issue shares at different times on different terms. At June 30, 2017, there are no preferred shares designated, issued or outstanding.

NATIONAL ENERGY SERVICES REUNITED CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2017

(Unaudited)

Ordinary Shares — The Company is authorized to issue an unlimited number of no par value ordinary shares. Holders of the Company’s ordinary shares are entitled to one vote for each share. At June 30, 2017, there were 11,730,425 ordinary shares issued and outstanding (excluding 16,921,700 ordinary shares subject to possible redemption).

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

The Company may call the warrants for redemption (excluding the Private Warrants):

●	in whole and not in part;
●	at a price of $.01 per warrant;
●	at any time during the exercise period;
●	upon a minimum of 30 days’ prior written notice of redemption;
●	if, and only if, the last sale price of the ordinary shares equals or exceeds $21.00 per share for any 20 trading days within a 30 trading day period ending on the third business day prior to the date on which the Company sends the notice of redemption to the warrant holders; and
●	if, and only if, there is a current registration statement in effect with respect to the ordinary shares underlying such warrants commencing five business days prior to the 30-day trading period and continuing each day thereafter until the date of redemption.

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

8. FAIR VALUE MEASUREMENTS

The Company follows the guidance in ASC 820 for its financial assets and liabilities that are re-measured and reported at fair value at each reporting period, and non-financial assets and liabilities that are re-measured and reported at fair value at least annually.

The fair value of the Company’s financial assets and liabilities reflects management’s estimate of amounts that the Company would have received in connection with the sale of the assets or paid in connection with the transfer of the liabilities in an orderly transaction between market participants at the measurement date. In connection with measuring the fair value of its assets and liabilities, the Company seeks to maximize the use of observable inputs (market data obtained from independent sources) and to minimize the use of unobservable inputs (internal assumptions about how market participants would price assets and liabilities). The following fair value hierarchy is used to classify assets and liabilities based on the observable inputs and unobservable inputs used in order to value the assets and liabilities:

Level 1:	Quoted prices in active markets for identical assets or liabilities. An active market for an asset or liability is a market in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis.

Level 2:	Observable inputs other than Level 1 inputs. Examples of Level 2 inputs include quoted prices in active markets for similar assets or liabilities and quoted prices for identical assets or liabilities in markets that are not active.

Level 3:	Unobservable inputs based on our assessment of the assumptions that market participants would use in pricing the asset or liability.

NATIONAL ENERGY SERVICES REUNITED CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2017

(Unaudited)

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at June 30, 2017 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	June 30, 2017
Assets:
Cash and marketable securities held in Trust Account	1	$229,424,710
Liabilities:
Deferred underwriting fees	1	$10,586,615

9. SUBSEQUENT EVENTS

The Company evaluates subsequent events and transactions that occur after the balance sheet date up to the date that the financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from January 23, 2017 (inception) through June 30, 2017 were organizational activities and those necessary to consummate the Initial Public Offering, described below, and identifying a target company for a Business Combination. Following the Initial Public Offering, we do not expect to generate any operating revenues until after the completion of our Business Combination. We expect to generate non-operating income in the form of interest income on cash and marketable securities held after the Initial Public Offering. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended June 30, 2017, we had net income of $299,169 consisting of operating costs of $76,853, offset by the change in the fair value of the deferred underwriting fees liability of $167,820, interest income on marketable securities held in our Trust Account of $179,488, interest income on our operating account of $592 and an unrealized gain on marketable securities held in our Trust Account of $28,122.

For the period from January 23, 2017 (inception) through June 30, 2017, we had net income of $293,425 consisting of operating costs of $82,597, offset by the change in the fair value of the deferred underwriting fees liability of $167,820, interest income on marketable securities held in our Trust Account of $179,488, interest income on our operating account of $592 and an unrealized gain on marketable securities held in our Trust Account of $28,122.

Liquidity and Capital Resources

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

Following the Initial Public Offering and the partial exercise of the over-allotment option, a total of $229,217,000 was placed in the Trust Account. We incurred $15,483,668 in Initial Public Offering related costs, including $4,014,340 of underwriting fees, $10,754,435 of deferred underwriting fees and $714,893 of Initial Public Offering costs.

As of June 30, 2017, we had marketable securities held in the Trust Account of $229,424,710, substantially all of which is invested in U.S. treasury bills with a maturity of 180 days or less. Interest income earned on the balance in the Trust Account may be available to us to pay taxes. Since inception, we have not withdrawn interest income from the Trust Account.

As of June 30, 2017, we had cash of $1,394,045 held outside the Trust Account, which is available for use by us to cover the costs associated with identifying a target business, negotiating a Business Combination, due diligence procedures and other general corporate uses. In addition, as of June 30, 2017, we had accrued expenses of $39,610.

For the period from January 23, 2017 (inception) through June 30, 2017, cash used in operating activities amounted to $220,962, mainly resulting from net income of $125,605, offset by the change in the fair value of the deferred underwriting fees liability of $167,820, interest earned on marketable securities held in the Trust Account of $179,488 and an unrealized gain on securities held in the Trust Account of $28,122. Changes in our operating assets and liabilities used cash of $138,957.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

All activity from January 23, 2017 (inception) through June 30, 2017 relates to our formation and the preparation for our Initial Public Offering. We did not have any financial instruments that were exposed to market risks at June 30, 2017.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2017. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.

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

Use of Proceeds

On May 11, 2017, we consummated our Initial Public Offering of 22,921,700 Units (inclusive of 1,921,700 Units sold on May 30, 2017 pursuant to the underwriters exercising their over-allotment option), with each Unit consisting of one ordinary share, and one warrant, each warrant entitling the holder to purchase one-half of one ordinary share at a price of $5.75 per half share. No fractional shares will be issued upon exercise of the warrants. If, upon exercise of the warrants, a holder would be entitled to receive a fractional interest in a share, we will, upon exercise, round down to the nearest whole number the number of ordinary shares to be issued to the warrant holder. Each warrant will become exercisable on the later of 30 days after the completion of our Business Combination or 12 months from the closing of the Initial Public Offering. However, if we do not complete a Business Combination within the period allotted to complete the Business Combination, the warrants will expire at the end of such period. If we are unable to deliver registered ordinary shares to the holder upon exercise of warrants issued in connection with the 22,921,700 Units during the exercise period, there will be no net cash settlement of these warrants and the warrants will expire worthless, unless they may be exercised on a cashless basis in the circumstances described in the warrant agreement. The warrants will expire at 5:00 p.m., New York City time, five years after the completion of our initial Business Combination or earlier upon redemption or liquidation. Once the warrants issued in connection with the Initial Public Offering become exercisable, we may redeem those outstanding warrants in whole and not in part at a price of $0.01 per warrant upon a minimum of 30 days’ prior written notice of redemption, but if, and only if, the last sale price of our ordinary shares equals or exceeds $21.00 per share for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date on which we send the notice of redemption to the warrant holders.

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

NATIONAL ENERGY SERVICES REUNITED CORP.

Date: August 14, 2017		/s/ Sherif Foda
	Name:	Sherif Foda
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: August 14, 2017		/s/ Thomas Wood
	Name:	Thomas Wood
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)