Form 10-Q
period 2017-09-30
National Energy Services Reunited Corp.
filed 2017-11-14
CIK 1698514

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                   to

Commission File No. 001-38091

NATIONAL ENERGY SERVICES REUNITED CORP.
(Exact name of registrant as specified in its charter)

British Virgin Islands	98-1367302
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

777 Post Oak Blvd., Suite 730 Houston, Texas	77056
(Address of Principal Executive Offices)	(Zip Code)

(832) 925-3777
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

As of November 9, 2017, there were 28,652,125 shares of the Company’s ordinary shares issued and outstanding.

NATIONAL ENERGY SERVICES REUNITED CORP.

Quarterly Report on Form 10-Q

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements.

NATIONAL ENERGY SERVICES REUNITED CORP.

CONDENSED BALANCE SHEET

AS OF SEPTEMBER 30, 2017

(Unaudited)

ASSETS
Current Assets
Cash	$1,244,689
Prepaid expenses	154,938
Total Current Assets	1,399,627

Cash and marketable securities held in Trust Account	229,957,404
Total Assets	$231,357,031

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accrued expenses	$325,692
Advance from related party	23,131
Total Current Liabilities	348,823

Deferred underwriting fees	8,955,993
Total Liabilities	9,304,816

Commitments
Ordinary shares subject to possible redemption, 16,921,700 shares at redemption value	163,841,000

Shareholders’ Equity
Preferred shares, no par value; unlimited shares authorized; none issued and outstanding	—
Ordinary shares, no par value; unlimited shares authorized; 11,730,425 shares issued and outstanding (excluding 16,921,700 shares subject to possible redemption)	57,948,842
Retained earnings	262,373
Total Shareholders’ Equity	58,211,215
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$231,357,031

The accompanying notes are an integral part of the unaudited condensed financial statements.

NATIONAL ENERGY SERVICES REUNITED CORP.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,	For the Period from January 23, 2017 (inception) through September 30,
	2017	2017

Operating costs	$473,874	$556,471
Loss from operations	(473,874)	(556,471)

Other income (expense):
Interest income	572,378	752,458
Change in fair value of deferred underwriting fee liability	(91,548)	76,272
Unrealized loss on marketable securities held in Trust Account	(38,008)	(9,886)
Net (loss) income	$(31,052)	$262,373

Weighted average shares outstanding, basic and diluted (1)	11,730,425	8,690,796

Basic and diluted net loss per common share	$(0.04)	$(0.03)

(1)	Excludes an aggregate of up to 16,921,700 shares subject to redemption at September 30, 2017.

The accompanying notes are an integral part of the unaudited condensed financial statements.

NATIONAL ENERGY SERVICES REUNITED CORP.

CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE PERIOD FROM JANUARY 23, 2017 (INCEPTION) THROUGH SEPTEMBER 30, 2017

(Unaudited)

	Ordinary Shares		Retained	Total Shareholders’
	Shares	Amount	Earnings	Equity
Balance – January 23, 2017 (Inception)	—	$—	$—	$—

Issuance of ordinary shares to Sponsor	6,037,500	25,000	—	25,000

Forfeiture of Founder Shares	(307,075)	—	—	—

Sale of 22,921,700 Units, net of underwriters discount and offering expenses	22,921,700	215,455,502	—	215,455,502

Sale of 12,618,680 Private Warrants	—	6,309,340	—	6,309,340

Ordinary shares subject to redemption	(16,921,700)	(163,841,000)	—	(163,841,000)

Net income	—	—	262,373	262,373

Balance – September 30, 2017	11,730,425	$57,948,842	$262,373	$58,211,215

The accompanying notes are an integral part of the unaudited condensed financial statements.

NATIONAL ENERGY SERVICES REUNITED CORP.

CONDENSED STATEMENT OF CASH FLOWS

FOR THE PERIOD FROM JANUARY 23, 2017 (INCEPTION) THROUGH SEPTEMBER 30, 2017

(Unaudited)

Cash Flows from Operating Activities:
Net income	$262,373
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(750,290)
Change in fair value of deferred underwriting fee liability	(76,272)
Unrealized loss on securities held in Trust Account	9,886
Changes in operating assets and liabilities:
Prepaid expenses	(154,938)
Accrued expenses	325,692
Net cash used in operating activities	(383,549)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(229,217,000)
Net cash used in investing activities	(229,217,000)

Cash Flows from Financing Activities:
Proceeds from issuance of ordinary shares to initial shareholder	25,000
Proceeds from sale of Units, net of underwriting discounts paid	225,202,660
Proceeds from sale of Private Warrants	6,309,340
Advances from related party	155,268
Repayment of advances from related party	(132,137)
Proceeds from promissory note – related parties	299,030
Repayment of promissory note – related party	(299,030)
Payment of offering costs	(714,893)
Net cash provided by financing activities	230,845,238

Net Change in Cash	1,244,689
Cash – Beginning	—
Cash – Ending	$1,244,689

Non-Cash investing and financing activities:
Deferred underwriting fee payable	$9,032,265
Initial classification of ordinary shares subject to possible redemption	$163,294,405
Change in value of ordinary shares subject to possible redemption	$546,595

The accompanying notes are an integral part of the unaudited condensed financial statements.

NATIONAL ENERGY SERVICES REUNITED CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2017

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

At September 30, 2017, the Company had not yet commenced operations. All activity through September 30, 2017 relates to the Company’s formation, its initial public offering (“Initial Public Offering”), which is described below, and identifying a target company for a Business Combination.

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

Transaction costs amounted to $13,761,498, consisting of $4,014,340 of underwriting fees, $9,032,265 of deferred underwriting fees (see Note 6) and $714,893 of Initial Public Offering costs. As of September 30, 2017, $1,244,689 of cash was held outside of the Trust Account and was available for working capital purposes.

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

SEPTEMBER 30, 2017

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

If the Company seeks shareholder approval of a Business Combination and it does not conduct redemptions in connection with a Business Combination pursuant to the tender offer rules, the Company’s Amended and Restated Memorandum and Articles of Association provides that a public shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), will be restricted from redeeming its shares with respect to an aggregate of 20% or more of the ordinary shares sold in the Initial Public Offering.

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

SEPTEMBER 30, 2017

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s prospectus as filed with the SEC and declared effective on May 11, 2017, as well as the Company’s Current Report on Form 8-K, as filed with the SEC on May 17, 2017. The interim results for the period from January 23, 2017 (inception) through September 30, 2017 are not necessarily indicative of the results to be expected for the period from January 23, 2017 (inception) through December 31, 2017 or for any future interim periods.

Emerging growth company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

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

NATIONAL ENERGY SERVICES REUNITED CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2017

(Unaudited)

Cash and cash equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2017.

Cash and marketable securities held in Trust Account

At September 30, 2017, the assets held in the Trust Account were held in cash and U.S. Treasury Bills.

Ordinary shares subject to possible redemption

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at September 30, 2017, ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet.

Offering costs

Offering costs consist of legal, accounting, underwriting fees and other costs incurred through the balance sheet date that are directly related to the Initial Public Offering. Offering costs amounting to $13,761,498 were charged to shareholders’ equity upon the completion of the Initial Public Offering.

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company’s management determined that the British Virgin Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of September 30, 2017, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

The provision for income taxes was deemed to be immaterial for the period from January 23, 2017 (inception) through September 30, 2017.

Net loss per ordinary share

The Company complies with accounting and disclosure requirements ASC Topic 260, “Earnings Per Share.” Net loss per ordinary share is computed by dividing net loss by the weighted average number of ordinary shares outstanding for the period. Ordinary shares subject to possible redemption at September 30, 2017 have been excluded from the calculation of basic income per share since such shares, if redeemed, only participate in their pro rata share of the Trust Account earnings. The Company has not considered the effect of (1) warrants sold in the Initial Public Offering and private placement to purchase 17,770,190 ordinary shares and (2) 200,717 ordinary shares that may be issued to the underwriters in connection with the deferred fee payable in the calculation of diluted loss per share, since the exercise of the warrants and the issuance of the ordinary shares is contingent upon the occurrence of future events. As a result, diluted income per ordinary share is the same as basic loss per ordinary share for the periods.

Reconciliation of net loss per ordinary share

The Company’s net income (loss) is adjusted for the portion of income that is attributable to ordinary shares subject to redemption, as these shares only participate in the income of the Trust Account and not the losses of the Company. Accordingly, basic and diluted loss per ordinary share is calculated as follows:

	Three Months Ended September 30,	For the Period from January 23, 2017 (inception) through September 30,
	2017	2017
Net (loss) income	$(31,052)	$262,373
Less: Income attributable to ordinary shares subject to redemption	(393,309)	(546,566)
Adjusted net loss	$(424,361)	$(284,193)

Weighted average shares outstanding, basic and diluted	11,730,425	8,690,796

Basic and diluted net loss per ordinary share	$(0.04)	$(0.03)

NATIONAL ENERGY SERVICES REUNITED CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2017

(Unaudited)

Concentration of credit risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of cash accounts in a financial institution which, at times may exceed the Federal depository insurance coverage of $250,000. At September 30, 2017, the Company had not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

Fair value of financial instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the accompanying balance sheets, primarily due to their short-term nature.

Recently issued accounting standards

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

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

NATIONAL ENERGY SERVICES REUNITED CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2017

(Unaudited)

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

Related Party Advances

As of September 30, 2017, the Sponsor advanced the Company an aggregate of $155,268 for costs associated with the Initial Public Offering and for working capital purposes. The advances are non-interest bearing, unsecured and due on demand. As of September 30, 2017, the Company has repaid $132,137 of such advances. Advances amounting to $23,131 were outstanding as of September 30, 2017.

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

Administrative Service Fee

The Company entered into an agreement whereby, commencing on May 17, 2017 through the earlier of the consummation of a Business Combination or the Company’s liquidation, the Company will pay the Sponsor a monthly fee of $10,000 for office space, utilities and administrative support. For the three months ended September 30, 2017 and the period from January 23, 2017 (inception) through September 30, 2017, the Company incurred $30,000 and $50,000, respectively, in fees for these services, which such amounts are included in operating costs in the accompanying condensed statements of operations. As of September 30, 2017, $50,000 of administrative fees payable are included in accrued expenses in the accompanying condensed balance sheet at September 30, 2017.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor, the Company’s officers, directors or their affiliates may, but are not obligated to, loan the Company funds from time to time or at any time, as may be required (“Working Capital Loans”). Each Working Capital Loan would be evidenced by a promissory note. The Working Capital Loans would either be paid upon consummation of a Business Combination, without interest, or, at the holder’s discretion, up to $1,500,000 of the Working Capital Loans may be converted into Private Warrants at a price of $0.50 per warrant. There were no Working Capital Loans outstanding as of September 30, 2017.

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

NATIONAL ENERGY SERVICES REUNITED CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2017

(Unaudited)

Underwriters Agreement

The Company granted the underwriters a 45-day option to purchase up to 3,150,000 additional Units to cover over-allotments at the Initial Public Offering price, less the underwriting discounts and commissions. On May 30, 2017, the underwriters elected to partially exercise their over-allotment option to purchase 1,921,700 Units at a purchase price of $10.00 per Unit.

In connection with the closing of the Initial Public Offering and the over-allotment option, the underwriters were paid a cash underwriting discount of $4,014,340. In addition, the underwriters deferred their fee of up to $8,955,993 until the completion of the initial Business Combination, which amount includes 200,717 ordinary shares (the “Deferred Shares”). The Company determined the fair value of the Deferred Shares to be issued to the underwriters at May 30, 2017 to be $2,007,170, based upon the offering price of the Units of $10.00 per Unit. The fair value of the Deferred Shares at September 30, 2017 was determined to be $1,930,898, based upon the closing price of the Company’s ordinary shares at September 30, 2017. The Company recorded the change in the fair value of the deferred underwriting fee liability of $91,548 and $(76,272) for the three months ended September 30, 2017 and for the period from January 23, 2017 (inception) through September 30, 2017 in the accompanying condensed statements of operations, respectively.

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

7. SHAREHOLDERS’ EQUITY

Preferred Shares — The Company is authorized to issue an unlimited number of no par value preferred shares, divided into five classes, Class A through Class E, each with such designation, rights and preferences as may be determined by a resolution of the Company’s board of directors to amend the Amended and Restated Memorandum and Articles of Association to create such designations, rights and preferences. The Company has five classes of preferred shares to give the Company flexibility as to the terms on which each Class is issued. All shares of a single class must be issued with the same rights and obligations. Accordingly, starting with five classes of preferred shares will allow the Company to issue shares at different times on different terms. At September 30, 2017, there are no preferred shares designated, issued or outstanding.

Ordinary Shares — The Company is authorized to issue an unlimited number of no par value ordinary shares. Holders of the Company’s ordinary shares are entitled to one vote for each share. At September 30, 2017, there were 11,730,425 ordinary shares issued and outstanding (excluding 16,921,700 ordinary shares subject to possible redemption).

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

NATIONAL ENERGY SERVICES REUNITED CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2017

(Unaudited)

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

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at September 30, 2017 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	September 30, 2017
Assets:
Cash and marketable securities held in Trust Account	1	$229,957,404
Liabilities:
Deferred underwriting fees	1	$8,955,993

9. SUBSEQUENT EVENTS

The Company evaluates subsequent events and transactions that occur after the balance sheet date up to the date that the financial statements were issued. Other than as described below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

On November 12, 2017, the Company announced that it had entered into definitive agreements to acquire Gulf Energy SAOC ("GES") and National Petroleum Services ("NPS"). GES and NPS are leading regional oilfield services companies offering a mix of drilling, completion and production services and equipment in the Middle East and North Africa (“MENA”) and Asia Pacific regions. Following closing, the Company's primary operating locations will be in Dammam, Saudi Arabia, Muscat, Oman and Dubai, UAE with local headquarters in Houston, Texas. The Company will employ more than 3,000 people in more than a dozen countries across the region. The transaction is subject to stockholder approval and other customary closing conditions. See the Company's Current Report on Form 8-K filed with the SEC on November 13, 2017 for further information.

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

Recent Developments

On November 12, 2017, we announced that we had entered into definitive agreements to acquire GES and NPS, leading regional oilfield services companies offering a mix of drilling, completion and production services and equipment in the MENA and Asia Pacific regions. Following closing, our primary operating locations will be in Dammam, Saudi Arabia, Muscat, Oman and Dubai, UAE with local headquarters in Houston, Texas. We will employ more than 3,000 people in more than a dozen countries across the region. The transaction is subject to stockholder approval and other customary closing conditions. See our Current Report on Form 8-K filed with the SEC on November 13, 2017 for further information.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from January 23, 2017 (inception) through September 30, 2017 were organizational activities and those necessary to consummate the Initial Public Offering, described below, and identifying a target company for a Business Combination. Following the Initial Public Offering, we do not expect to generate any operating revenues until after the completion of our Business Combination. We expect to generate non-operating income in the form of interest income on cash and marketable securities held after the Initial Public Offering. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended September 30, 2017, we had a net loss of $31,052 consisting of operating costs of $473,874, the change in the fair value of the deferred underwriting fee liability of $91,548 and an unrealized loss on marketable securities held in our Trust Account of $38,008, offset by interest income on marketable securities held in our Trust Account of $570,802 and interest income on our operating account of $1,576.

For the period from January 23, 2017 (inception) through September 30, 2017, we had net income of $262,373 consisting of interest income on marketable securities held in our Trust Account of $750,290, interest income on our operating account of $2,168 and the change in the fair value of the deferred underwriting fee liability of $76,272, offset by operating costs of $556,471 and an unrealized loss on marketable securities held in our Trust Account of $9,886.

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

Following the Initial Public Offering and the partial exercise of the over-allotment option, a total of $229,217,000 was placed in the Trust Account. We incurred $13,761,498 in Initial Public Offering related costs, including $4,014,340 of underwriting fees, $9,032,265 of deferred underwriting fees and $714,893 of Initial Public Offering costs.

As of September 30, 2017, we had marketable securities held in the Trust Account of $229,957,404, substantially all of which is invested in U.S. treasury bills with a maturity of 180 days or less. Interest income earned on the balance in the Trust Account may be available to us to pay taxes. Since inception, we have not withdrawn interest income from the Trust Account.

As of September 30, 2017, we had cash of $1,244,689 held outside the Trust Account, which is available for use by us to cover the costs associated with identifying a target business, negotiating a Business Combination, due diligence procedures and other general corporate uses. In addition, as of September 30, 2017, we had accrued expenses of $325,692.

For the period from January 23, 2017 (inception) through September 30, 2017, cash used in operating activities amounted to $383,549, mainly resulting from net income of $262,373 and an unrealized loss on securities held in the Trust Account of $9,886, offset by the change in the fair value of the deferred underwriting fee liability of $76,272 and interest earned on marketable securities held in the Trust Account of $750,290. Changes in our operating assets and liabilities provided cash of $170,754.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

All activity from January 23, 2017 (inception) through September 30, 2017 relates to our formation, the preparation for our Initial Public Offering and identifying a target company for a Business Combination. We did not have any financial instruments that were exposed to market risks at September 30, 2017.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2017. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.

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

None.

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

NATIONAL ENERGY SERVICES REUNITED CORP.

Date: November 14, 2017		/s/ Sherif Foda
	Name:	Sherif Foda
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: November 14, 2017		/s/ Christine J. Morris
	Name:	Christine J. Morris
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)

