Form 10-K
period 2017-12-31
National Energy Services Reunited Corp.
filed 2018-03-27
CIK 1698514

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission file number: 001-38091

NATIONAL ENERGY SERVICES REUNITED CORP.

(Exact name of registrant as specified in its charter)

British Virgin Islands	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

777 Post Oak Blvd., Suite 730 Houston, Texas	77056
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number: (832) 925-3777

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class:	Name of Each Exchange on Which Registered:
Ordinary Shares, no par value	The NASDAQ Stock Market LLC
Warrants to purchase one-half of one Ordinary Share	The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [  ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes [  ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [X]	Smaller reporting company [ ] Emerging growth company [X]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [  ]

As of June 30, 2017, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the ordinary shares outstanding, other than shares held by persons who may be deemed affiliates of the registrant, computed by reference to the closing sales price for the ordinary shares on June 30, 2017, as reported on the NASDAQ Capital Market, was approximately $218,902,000.

As of March 23, 2018, there were 28,652,125 ordinary shares, no par value, of the registrant issued and outstanding.

Unless otherwise stated in this Annual Report on Form 10-K, references to:

●	“we,” “us,” “our,” the “Company,” “our company” or “NESR” are to National Energy Services Reunited Corp.;

●	“Backstop Commitment” means the potential private placement pursuant to which the Company expects to enter into a Forward Purchase Agreement for up to $150 million with parties arranged by the Backstop Investor;

●	“Backstop Investor” means party(ies) arranged by MEA Energy Advisory UK, LLP or its affiliates who are providing the Backstop Commitment;

●	“Business Combination” means the acquisitions of all of the capital stock of NPS and GES by NESR pursuant to the Stock Purchase Agreements, Contribution Agreement and Shares Exchange Agreement;

●	“GES” means Gulf Energy S.A.O.C.;

●	“GES Investors” means 11 private equity investors that funded Sponsor’s acquisition of 11.7% of the outstanding shares of GES.

●	“Hana Investments” means Hana Investments Co. WLL, an affiliate of Olayan International Ltd.

●	“IPO” means the initial public offering of units of NESR, consummated on May 17, 2017 through the sale of 21,000,000 public units (and 1,921,700 units sold pursuant to the underwriters’ partial exercise of their over-allotment option) at $10.00 per unit;

●	“IPO lead investors” means the holders of 6,000,000 NESR public shares who have agreed to waive their redemption rights with respect to any NESR public shares they hold in connection with the consummation of the Business Combination;

●	“Founder Shares” refer to the 5,730,425 NESR ordinary shares currently held by the Sponsor, which were purchased prior to our IPO and held for and on behalf of certain officers and directors and initial investors;

●	“NPS” means NPS Holdings Limited;

●	“public shares” and “public warrants” refer to the 22,921,700 ordinary shares and the 22,921,700 warrants which were sold as part of the units in our IPO and references to “public shareholders” and “public warrant holders” refer to the holders of our public shares and public warrants, including our Sponsor and management team to the extent they purchased public shares or public warrants, provided that their status as “public shareholders” and “public warrant holders” shall exist only with respect to such public shares or public warrants;

●	“private warrants” refer to the 12,618,680 warrants we sold privately to the Sponsor in connection with our IPO;

●	“Proxy Statement” refers to Company’s preliminary proxy statement containing information about the Business Combination, as filed with the SEC on February 14, 2018; and

●	“Sponsor” refers to NESR Holdings Ltd., a British Virgin Islands company.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report, including, without limitation, statements under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements can be identified by the use of forward-looking terminology, including the words “believes,” “estimates,” “forecasts,” “anticipates,” “expects,” “intends,” “plans,” “may,” “will,” “would,” “potential,” “projects,” “predicts,” “seeks,” “targets,” “continue,” “could,” or “should,” or, in each case, their negative or other variations or comparable terminology. There can be no assurance that actual results will not materially differ from our expectations. Such statements include, but are not limited to, any statements relating to our ability to consummate any acquisition or other business combination and any other statements that are not statements of current or historical facts. These statements are based on management’s current expectations, but actual results may differ materially due to various factors, including, but not limited to:

●	our ability to complete our initial business combination with NPS and GES or any other initial business combination;

●	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;

●	the ability to recognize the anticipated benefits of our initial business combination which may be affected by, among other things, the price of oil, natural gas, natural gas liquids, competition and the ability of the combined business to grow and manage growth profitably;

●	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination, as a result of which they would then receive expense reimbursements;

●	our potential ability to obtain additional financing to complete our initial business combination;

●	our pool of prospective target businesses;

●	failure to maintain the listing on, or the delisting of our securities from, NASDAQ or an inability to have our securities listed on NASDAQ or another national securities exchange following our initial business combination;

●	the ability of our officers and directors to generate a number of potential investment opportunities;

●	our public securities’ potential liquidity and trading;

●	changes in applicable laws and regulations;

●	the possibility that NESR may be adversely affected by other economic and market conditions, political disturbances, was, terrorist acts, international currency fluctuations, business and/or competitive factors;

●	the lack of a market for our securities;

●	the use of proceeds not held in the trust account or available to us from interest income on the trust account balance; and

●	our financial performance.

The forward-looking statements contained in this report are based on our current expectations and beliefs concerning future developments and their potential effects on us. Future developments affecting us may not be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) and other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under the heading “Risk Factors.” Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws. These risks and others described under “Risk Factors” may not be exhaustive.

By their nature, forward-looking statements involve risks and uncertainties because they relate to events and depend on circumstances that may or may not occur in the future. We caution you that forward-looking statements are not guarantees of future performance and that our actual results of operations, financial condition and liquidity, and developments in the industry in which we operate may differ materially from those made in or suggested by the forward-looking statements contained in this report. In addition, even if our results or operations, financial condition and liquidity, and developments in the industry in which we operate are consistent with the forward-looking statements contained in this report, those results or developments may not be indicative of results or developments in subsequent periods. For any risks associated with the Business Combination (as described below), see the Company’s preliminary proxy statement (the “Proxy Statement”) containing information about the Business Combination, as filed with the SEC on February 14, 2018.

PART I

Item 1.	Business

Introduction

We are a blank check company formed in the British Virgin Islands on January 23, 2017 as a business company with limited liability. This means that our shareholders have no additional liability for our liabilities over and above the amount paid for their shares. We were formed for the purpose of acquiring, engaging in a share exchange, share reconstruction and amalgamation with, purchasing all or substantially all of the assets of, entering into contractual arrangements with, or engaging in any other similar business combination, with one or more businesses or entities. To date, our efforts have been limited to organizational activities, activities related to our IPO, and activities related to an initial business combination. Our efforts to identify a prospective target business have not been limited to a particular industry or geographic region, although we have focused our search on target businesses and assets in the energy services industry, with an emphasis on oil and gas services globally (with an initial focus on North America, Europe, Asia and Africa). Our management believes this area of focus represents a favorable and highly fragmented market opportunity to consummate an initial business combination.

We seek to capitalize on the 60 years of experience in the oil and gas business of the two executives leading the company: Sherif Foda and Tom Wood. Mr. Foda was an officer of Schlumberger Limited (NYSE: SLB) with over 24 years of experience in managing a variety of businesses and operations globally. He most recently managed a portfolio of $20 billion revenue each year and oversaw 30,000 employees at Schlumberger Limited. Mr. Wood was the Chief Executive Officer of Xtreme Drilling Corp. (TSX: XDC), a leading drilling, workover and coil tubing company, doing business in North America, the Middle East and Asia. Previously, Mr. Wood founded and ran more than six companies. Messrs. Foda and Wood have a wealth of knowledge, client relations, business acumen, and track records of mergers and acquisitions.

We intend to identify and acquire businesses that could benefit from the strong operations background of our management team, with the broad expertise they have in oilfield services globally. Since even fundamentally sound companies can often under-perform their potential due to a temporary period of dislocation in the markets in which they operate, inefficient capital allocation, over-levered capital structures, excessive cost structures, incomplete management teams and/or inappropriate business strategies, we believe that we will be able to locate an attractive target business to acquire. Our management team has extensive experience in identifying and executing acquisitions across the global energy market including the upstream and service sectors of the oil and gas services industry. In the past five years, our management team has been involved in over 20 mergers and acquisitions transactions valued at more than $2 billion. In addition, our team has significant hands-on experience working with private investors and international companies. In the event that we elect to pursue an investment outside of the oil and gas services industry, our management’s expertise related to that industry may not be directly applicable to its evaluation or operation, and the information contained herein regarding this industry might not be relevant to an understanding of the business or asset that we elect to acquire.

We believe that our management team is well positioned to identify attractive risk-adjusted returns in the marketplace and that their contacts and transaction sources, ranging from industry executives, private owners, and investment bankers, in addition to the extensive global industry and geographical reach of management’s past experience, will enable us to pursue a broad range of opportunities. Our management believes that its ability to identify and implement value creation initiatives will remain central to its differentiated acquisition strategy. However, there is no assurance that we will complete an initial business combination nor is there any guarantee that such initial business combination will be successful. The members of our management team are not required to devote any significant amount of time to our business and are concurrently involved with other businesses. There is no guarantee that our current officers and directors will continue in their respective roles, or in any other role, after our initial business combination, and their expertise may only be of benefit to us until our initial business combination is completed, if at all.

Our management team’s objective is to generate attractive returns and create value for our stockholders by applying a disciplined strategy of effecting changes in a target business after making an acquisition to unlock value. We favor companies with certain elements of downside protection, for example, companies with multiple year contracts, proven infrastructure, good governance and credibility in the market place in which they operate.

We have until May 17, 2019 to consummate our initial business combination. If we are unable to consummate the Business Combination or an alternative initial business combination by May 17, 2019, we will, as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares for a pro rata portion of the funds held in the trust account and as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under British Virgin Islands law to provide for claims of creditors and the requirements of other applicable law.

On November 12, 2017, we entered into two stock purchase agreements, namely the Stock Purchase Agreement (“NPS Stock Purchase Agreement”) for shares of NPS Holdings Limited (“NPS”) and the Agreement for the Sale and Purchase of Shares in Gulf Energy S.A.O.C. (“GES Stock Purchase Agreement” and, together with the NPS Stock Purchase Agreement, the “Stock Purchase Agreements”), along with related contracts, all of which collectively provide for: (i) our acquisition of all of the outstanding issued shares and other equity interests in NPS, and (ii) our acquisition, directly and through our wholly owned subsidiary, National Energy Services Reunited Corporation, a Texas corporation, of all of the issued and outstanding shares of capital stock in Gulf Energy S.A.O.C. (“GES”). These two proposed acquisitions and related transactions collectively shall be referenced hereafter as the “Business Combination.” Consummation of the Business Combination is subject to customary conditions of the respective parties, including the approval of the Business Combination by our shareholders in accordance with our amended and restated memorandum and articles of association and the completion of a redemption offer whereby we will be providing our public shareholders with the opportunity to redeem their ordinary shares for cash equal to their pro rata share of the aggregate amount on deposit in our trust account (net of taxes payable).

The Stock Purchase Agreements and related agreements are further described in the Form 8-K filed by the Company on November 16, 2017. For additional information regarding NPS and GES, the Stock Purchase Agreements and the Business Combination, see the Proxy Statement.

Other than as specifically discussed, this report does not assume that the closing of the Business Combination will occur.

Significant Activities Since Inception

Since inception, all activity of the Company has related to the Company’s formation, its IPO, which is described below, and identifying a target company for an initial business combination.

The registration statement for the Company’s IPO was declared effective on May 11, 2017. On May 17, 2017, the Company consummated its IPO, issuing 21,000,000 units and generating gross proceeds of $210,000,000. Each unit consisted of one ordinary share and one warrant to purchase one-half of one ordinary share at an exercise price of $5.75 per half share ($11.50 per whole share).

Simultaneously with the closing of the IPO, the Company consummated the sale of 11,850,000 private warrants at a price of $0.50 per warrant in a private placement to the Company’s Sponsor, NESR Holdings Ltd., generating gross proceeds of $5,925,000.

Following the closing of the IPO on May 17, 2017, an amount of $210,000,000 ($10.00 per unit) from the net proceeds of the sale of the units in the IPO and the private warrants was placed in a trust account. Funds in the trust account must be invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 180 days or less or in any open-ended investment company that holds itself out as a money market fund selected by the Company meeting the conditions of paragraphs (d)(2), (d)(3) and (d)(4) of Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of: (i) the consummation of an initial business combination or (ii) the distribution of the trust account, as described below.

On May 30, 2017, in connection with the underwriters’ election to partially exercise their over-allotment option, the Company consummated the sale of an additional 1,921,700 units at a price of $10.00 per unit and the sale of an additional 768,680 private warrants at a price of $0.50 per warrant, generating total gross proceeds of $19,601,340. Following the closing, an additional $19,217,000 of net proceeds ($10.00 per unit) was placed in the trust account, resulting in a total of $229,217,000 ($10.00 per unit) being held in the trust account.

Transaction costs related to the IPO amounted to $13,761,498, consisting of $4,014,340 of underwriting fees, $9,032,265 ($7,025,095 in cash and 200,717 ordinary shares) of deferred underwriting fees and $714,893 of IPO costs. As of December 31, 2017, $741,096 of cash was held outside of the trust account and was available for working capital purposes.

Our units began trading on May 12, 2017 on the NASDAQ Capital Market under the symbol “NESRU.” Commencing on June 5, 2017, the units ceased trading and separated into their component securities, which ordinary shares and public warrants began separately trading on the NASDAQ Capital Market under the symbols “NESR” and “NESRW,” respectively.

Stock Purchase Agreements

As discussed above, on November 12, 2017, we entered into the Stock Purchase Agreements and related agreements, pursuant to which, among other things and subject to the terms and conditions contained therein, the Company will acquire NPS and GES.

Pursuant to the NPS Stock Purchase Agreement, NESR will acquire 100% of the equity interests of NPS from its selling stockholders and Hana Investments Co. WLL (“Hana Investments”). Hana Investments purchased, in cash, an aggregate of 83,660,878 NPS shares on January 14, 2018, and has agreed to exchange such NPS shares for NESR ordinary shares in connection with the Business Combination. As consideration for the acquisition of NPS, we agreed to: (i) issue an aggregate of 25,077,276 of our ordinary shares, which includes 11,318,827 ordinary shares at a value of $10.00 per share to the NPS selling stockholders and 13,340,448 shares to Hana Investments at a value of $11.244 per share, plus interest of up to $4.7 million payable in cash or ordinary shares to Hana Investments at the value of $11.244 per share or 418,001 ordinary shares, plus (ii) issue up to an additional 3,343,408 ordinary shares that may be issued pursuant to certain equity earn-outs, (iii) pay total cash of $292.8 million, (iv) potentially pay an additional $7,572,444 pursuant to a cash earn-out and (v) additional interest factor fees (“Ticker Fee”) that accrue to NPS selling stockholders from January 1, 2018, until the consideration is paid under the NPS Stock Purchase Agreement, upon the closing of the Business Combination.

NESR will acquire GES by acquiring 61% of the GES capital stock from certain GES selling stockholders directly pursuant to the GES Stock Purchase Agreement, 11.7% of the GES capital stock pursuant to a Shares Exchange Agreement with our Sponsor, which acquired such GES stock through certain loan agreements (“Loan Contracts”) with 11 separate investors (“GES Investors”), and 27.3% of the GES stock pursuant to a Contribution Agreement with SV3 Holdings Pte Ltd, which acquired such GES shares in October 2017 independently of NESR. As consideration for the purchase of the aforementioned GES capital stock, we agreed to issue an aggregate of 28,234,848 (plus approximately $1.25 million for interest accrued on loans pending closing) of our ordinary shares at a value of $10.00 per share.

In connection with the Business Combination, the Company expects to enter into a forward purchase agreement for up to $150 million (the “Backstop Commitment”) with parties arranged by MEA Energy Advisory UK, LLP or its affiliates (“Backstop Investor”), pursuant to which the Company will draw down a minimum of $70 million at $10.00 per share, and will have the option to draw up to an additional $80 million at $11.244 per share, as needed. The funds will be used to replace capital removed to pay shareholder redemptions, to help fund the cash portion of the consideration to the NPS selling stockholders and transaction expenses in the Business Combination, or other corporate purposes, such that the Company meets its minimum cash requirements immediately following the Business Combination. The Backstop Investor will have no obligation to purchase any NESR ordinary shares until definitive agreements are entered into. NESR expects the definitive terms of the forward purchase agreement to be negotiated and agreed to before the Proxy Statement becomes definitive and is mailed to NESR shareholders. Additionally, the Backstop Commitment will be conditioned on the concurrent closing of the Business Combination and other customary closing conditions.

For additional information regarding the Business Combination, please see the Proxy Statement.

Business Strategy

Our acquisition and value creation strategy is to identify, acquire and, after our initial business combination, build a company in the energy services industry that complements the experience of our management team and can benefit from their operational expertise. Our acquisition strategy will leverage our team’s network of potential proprietary and public transaction sources where we believe a combination of our relationships, knowledge and experience in the energy services industry could effect a positive transformation or augmentation of existing businesses or properties to improve their overall value proposition.

Acquisition Criteria

Consistent with this strategy, we have identified the following general criteria and guidelines that we believe are important in evaluating prospective target businesses. We have been focusing our efforts on seeking and completing an initial business combination with a target entity that has an enterprise value of between $600 million and $1.25 billion, although a target entity with a smaller or larger enterprise value may be considered. We have used these criteria and guidelines in evaluating acquisition opportunities, including NPS and GES, but we may decide to enter into our initial business combination with a target business that does not meet these criteria and guidelines. We intend to acquire companies that we believe:

●	can utilize the extensive networks and insights we have built in the energy services industry;

●	are at an inflection point, such as requiring additional management expertise, are able to innovate through new operational techniques, or that we believe we can drive improved financial performance;

●	are fundamentally sound companies that are underperforming their potential as a result of the current low price of oil and corresponding services;

●	exhibit unrecognized value or other characteristics that we believe have been misevaluated by the marketplace;

●	need new technology ideas and/or tools to reveal the full potential of the companies; and

●	can enlarge its base of services and expand its geographical footprint from the current serving platform.

These criteria are not intended to be exhaustive. Any evaluation relating to the merits of a particular initial business combination may be based, to the extent relevant, on these general guidelines as well as other considerations, factors and criteria that our management may deem relevant.

Our Acquisition Process

In evaluating a prospective target business, we expect to conduct a thorough due diligence review that will encompass, among other things, meetings with incumbent management and employees, document review, inspection of facilities, as well as a review of financial and other information that will be made available to us. We will also utilize our operational and capital allocation experience. We will seek opinions from its clients and the industry for the credibility and reputation of the target companies. For information regarding the due diligence review undertaken with respect to NPS and GES, see the Proxy Statement.

Initial Business Combination

We will either (1) seek shareholder approval of our initial business combination at a meeting called for such purpose at which shareholders may seek to redeem their shares, regardless of whether they vote for or against the proposed business combination, into their pro rata share of the aggregate amount then on deposit in the trust account (net of taxes payable), or (2) provide our shareholders with the opportunity to sell their shares to us by means of a tender offer (and thereby avoid the need for a shareholder vote) for an amount equal to their pro rata share of the aggregate amount then on deposit in the trust account (net of taxes payable), in each case subject to the limitations described herein. The decision as to whether we will seek shareholder approval of a proposed business combination or conduct a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would require us to seek shareholder approval under the law or stock exchange listing requirement or whether we would be deemed to be a foreign private issuer (which would require that we conduct a tender offer under SEC rules rather than seeking shareholder approval). Asset acquisitions and stock purchases would not typically require shareholder approval while direct mergers with our company where we do not survive and any transactions where we issue more than 20.0% of our outstanding ordinary shares (unless we are deemed to be a foreign private issuer at such time) or seek to amend our memorandum and articles of association would require shareholder approval.

If we conduct a tender offer, we will file tender offer documents with the SEC which will contain substantially the same financial and other information about the initial business combination as is required under the SEC’s proxy rules. If we seek shareholder approval, we will only consummate our initial business combination if a majority of the outstanding ordinary shares voted at the meeting at which such approval is sought are voted in favor of the business combination.

We will have until May 17, 2019 to consummate our initial business combination. If we are unable to consummate our initial business combination within such time period, we will distribute the aggregate amount then on deposit in the trust account, including interest earned (net of taxes payable), pro rata to our public shareholders by way of the redemption of their shares and will cease all operations except for the purposes of winding up of our affairs, as further described herein. In such event, our warrants will expire worthless. Based on funds in the trust account of $230,554,024 as of December 31, 2017, the estimated per share redemption price would have been approximately $10.06 per ordinary share purchased in the IPO. However, we may not be able to distribute such amounts as a result of claims of creditors which may take priority over the claims of our public shareholders.

Pursuant to NASDAQ listing rules, our initial business combination must be with a target business or businesses whose collective fair market value is at least equal to 80% of the balance in the trust account (excluding any deferred underwriters fees and taxes payable on the income earned on the trust account) at the time of the execution of a definitive agreement for such business combination, although this may entail simultaneous acquisitions of several target businesses. The fair market value of the target will be determined by our board of directors based upon one or more standards generally accepted by the financial community (such as actual and potential sales, earnings, cash flow and/or book value). The target business or businesses that we acquire may have a collective fair market value substantially in excess of 80% of the trust account balance.

We currently anticipate structuring our initial business combination to acquire 100% of the equity interests or assets of the target business or businesses. We may, however, structure our initial business combination where we merge directly with the target business or where we acquire less than 100% of such interests or assets of the target business in order to meet certain objectives of the target management team or shareholders or for other reasons, but we will only complete such business combination if the post-transaction parent company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended, or the Investment Company Act. Even if the post-transaction company owns or acquires 50% or more of the voting securities of the target, our shareholders prior to the business combination may collectively own a minority interest in the post-transaction company, depending on valuations ascribed to the target and us in the business combination transaction. For example, we could pursue a transaction in which we or a newly formed public holding company issue a substantial number of new shares in exchange for all of the outstanding capital stock of a target. In this case, we would acquire a 100% controlling interest in the target; however, as a result of the issuance of a substantial number of new shares, our shareholders immediately prior to our initial business combination could own less than a majority of the outstanding shares of the public parent company subsequent to our initial business combination. If less than 100% of the equity interests or assets of a target business or businesses are owned or acquired by the post-transaction company, the portion of such business or businesses that is owned or acquired is what will be valued for purposes of the 80% of trust account balance test.

Competitive Strengths

We believe our competitive strengths to be the following:

Status as a public company. We believe our structure will make us an attractive business combination partner to target businesses. As an existing public company, we offer a target business an alternative to the traditional initial public offering through a merger or other business combination. In this situation, the owners of the target business would exchange their shares of stock in the target business for shares of our stock or for a combination of shares of our stock and cash, allowing us to tailor the consideration to the specific needs of the sellers. We believe target businesses might find this method a more certain and cost effective method to becoming a public company than the typical initial public offering. In a typical initial public offering, there are additional expenses incurred in marketing, roadshow and public reporting efforts that will likely be reduced in connection with a business combination with us. Furthermore, once the business combination is consummated, the target business will have effectively become public, whereas an initial public offering is always subject to the underwriters’ ability to complete the offering, as well as general market conditions, which could prevent the offering from occurring. Once public, we believe the target business would then have greater access to capital and an additional means of providing management incentives consistent with shareholders’ interests than it would have as a privately-held company. Being public can offer further benefits by augmenting a company’s profile among potential new customers and vendors and aid in attracting talented employees.

While we believe that our status as a public company will make us an attractive business partner, some potential target businesses may view the inherent limitations in our status as a blank check company as a deterrent and may prefer to effect a business combination with a more established entity or with a private company.

Financial position. With funds held in trust available for our initial business combination in the amount of $230,554,024 as of December 31, 2017, we offer a target business a variety of options such as providing the owners of a target business with shares in a public company and a public means to sell such shares, providing cash for stock, and providing capital for the potential growth and expansion of its operations or strengthening its balance sheet by reducing its debt ratio. Because we are able to consummate our initial business combination using our cash, debt or equity securities, or a combination of the foregoing, we have the flexibility to use the most efficient combination that will allow us to tailor the consideration to be paid to the target business to fit its needs and desires. If needed, we may take steps to secure additional third party financing to fund our initial business combination. See “The Stock Purchase Agreements” above for a description of the proposed financing agreements that may be entered into in connection with the proposed Business Combination.

Management Operating and Investing Experience. Over the course of their careers, the members of our management team have developed a broad international network of contacts and corporate relationships which we believe will serve as a useful source of investment opportunities. We will seek to capitalize on the global network and investing and operating experience of our management team to identify, acquire and operate one or more businesses or assets in the energy sector, although we may pursue a business combination outside of such industry.

We believe our management team has the skills and experience to identify, evaluate and consummate a business combination and is positioned to assist businesses we acquire. However, there is no assurance that we will complete an initial business combination nor is there any guarantee that such an initial business combination will be successful. The members of our management team are not required to devote any significant amount of time to our business and are concurrently involved with other businesses. There is no guarantee that our current officers and directors will continue in their respective roles, or in any other role, after our initial business combination, and their expertise may only be of benefit to us until our initial business combination is completed, if at all.

If any of our officers or directors becomes aware of a business combination opportunity that falls within the line of business of any entity to which he or she has pre-existing fiduciary or contractual obligations, he may be required to present such business combination opportunity to such entity prior to presenting such business combination opportunity to us.

Effecting Our Initial Business Combination

General

We are not presently engaged in, and we will not engage in, any substantive commercial operations until the closing of our initial business combination. We intend to utilize cash derived from the proceeds of our IPO and the private placement of private warrants, our shares, debt or a combination of these in effecting our initial business combination. Although substantially all of the net proceeds of our IPO and the private placement of private warrants are intended to be applied generally toward effecting a business combination, the proceeds are not otherwise being designated for any more specific purposes. Accordingly, investors have invested without first having an opportunity to evaluate the specific merits or risks of any one or more business combinations. Our initial business combination may involve the acquisition of, or merger with, a company which does not need substantial additional capital but which desires to establish a public trading market for its shares, while avoiding what it may deem to be adverse consequences of undertaking a public offering itself. These include time delays, significant expense, loss of voting control and compliance with various Federal and state securities laws. In the alternative, we may seek to consummate a business combination with a company that may be financially unstable or in its early stages of development or growth. We intend to effect the Business Combination using cash held in our trust account and, if needed, funds from third party sources, including the Backstop Investor. See “The Stock Purchase Agreements” above for a description of the proposed financing agreements that may be entered into in connection with the Business Combination. In the event we do not consummate the Business Combination, we may seek to effect simultaneous business combinations with more than one target business, but we may, as a result of our limited resources, effect only a single business combination.

Sources of Target Businesses

We anticipate that target business candidates will be brought to our attention from various unaffiliated sources, including investment bankers, venture capital funds, private equity funds, leveraged buyout funds, management buyout funds and other members of the financial community. Target businesses may be brought to our attention by such unaffiliated sources as a result of being solicited by us through calls or mailings. These sources may also introduce us to target businesses in which they think we may be interested on an unsolicited basis, since many of these sources will have read our public filings and know what types of businesses we are targeting. Our officers and directors, as well as their affiliates, may also bring to our attention target business candidates that they become aware of through their business contacts as a result of formal or informal inquiries or discussions they may have, as well as attending trade shows or conventions. We may also engage professional firms or other individuals that specialize in business acquisitions in the future, in which event we may pay a finder’s fee, consulting fee or other compensation to be determined in an arm’s length negotiation based on the terms of the transaction. We have no present intention to enter into a business combination with a target business that is affiliated with any of our officers, directors or Sponsor. However, we are not restricted from entering into any such transactions and may do so if (1) such transaction is approved by a majority of our disinterested and independent directors (if we have any at that time) and (2) we obtain an opinion from an independent investment banking firm that the business combination is fair to our unaffiliated shareholders from a financial point of view. As of the date of this report, there are no affiliated entities that we would consider as a business combination target.

Selection of a Target Business and Structuring of Our Initial Business Combination

Subject to the limitation that a target business have a fair market value of at least 80% of the balance in the trust account at the time of the execution of a definitive agreement for our initial business combination, as described below in more detail, our management will have virtually unrestricted flexibility in identifying and selecting a prospective target business. Except for the general criteria and guidelines set forth above under the caption “Our Strategy,” we have not established any specific attributes or criteria (financial or otherwise) for prospective target businesses. Furthermore, we do not have any specific requirements with respect to the value of a prospective target business as compared to our net assets or the funds held in the trust account.

Any evaluation relating to the merits of a particular business combination will be based, to the extent relevant, on the above factors as well as other considerations deemed relevant by our management in effecting a business combination consistent with our business objective. In evaluating a prospective target business, we will conduct an extensive due diligence review which will encompass, among other things, meetings with incumbent management and inspection of facilities, as well as review of financial and other information which is made available to us. This due diligence review will be conducted either by our management or by unaffiliated third parties we may engage.

The time and costs required to select and evaluate a target business and to structure and complete our initial business combination remain to be determined. Any costs incurred with respect to the identification and evaluation of a prospective target business with which a business combination is not ultimately completed will result in a loss to us and reduce the amount of capital available to otherwise complete a business combination.

Fair Market Value of Target Business

Pursuant to NASDAQ listing rules, the target business or businesses that we acquire must collectively have a fair market value equal to at least 80% of the balance of the funds in the trust account at the time of the execution of a definitive agreement for our initial business combination, although we may acquire a target business whose fair market value significantly exceeds 80% of the trust account balance. We currently anticipate structuring a business combination to acquire 100% of the equity interests or assets of the target business or businesses. We may, however, structure a business combination where we merge directly with the target business or where we acquire less than 100% of such interests or assets of the target business in order to meet certain objectives of the target management team or shareholders or for other reasons, but we will only complete such business combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act. Even if the post-transaction parent company owns or acquires 50% or more of the voting securities of the target, our shareholders prior to the business combination may collectively own a minority interest in the post-transaction company, depending on valuations ascribed to the target and us in the business combination transaction. For example, we could pursue a transaction in which we or a newly formed public holding company issue a substantial number of new shares in exchange for all of the outstanding capital stock of a target. In this case, we would acquire a 100% controlling interest in the target. However, as a result of the issuance of a substantial number of new shares, our shareholders immediately prior to our initial business combination could own less than a majority of the outstanding shares of the public parent company subsequent to our initial business combination. If less than 100% of the equity interests or assets of a target business or businesses are owned or acquired by the post-transaction company, the portion of such business or businesses that is owned or acquired is what will be valued for purposes of the 80% trust account balance test. In order to consummate such an acquisition, we may issue a significant amount of our debt or equity securities to the sellers of such businesses and/or seek to raise additional funds through a public or private offering of debt or equity securities. As example, see “The Stock Purchase Agreements” above for a description of the proposed financing agreements that may be entered into in connection with the proposed Business Combination. The fair market value of the target will be determined by our board of directors based upon one or more standards generally accepted by the financial community (such as actual and potential sales, earnings, cash flow and/or book value). If our board is not able to independently determine that the target business has a sufficient fair market value, we will obtain an opinion from an unaffiliated, independent investment banking firm, or another independent entity that commonly renders valuation opinions on the type of target business we are seeking to acquire, with respect to the satisfaction of such criteria. We will not be required to obtain an opinion from an independent investment banking firm, or another independent entity that commonly renders valuation opinions on the type of target business we are seeking to acquire, as to the fair market value if our board of directors independently determines that the target business complies with the 80% threshold. Notwithstanding the foregoing, with respect to the Business Combination, we have obtained a written fairness opinion from J.P. Morgan, dated November 12, 2017, that, as of such date and based upon and subject to the factors and assumptions set forth in its opinion, the Consideration (as defined in the opinion) to be paid by the Company in the proposed Transactions (as defined in the opinion) was fair, from a financial point of view, to the Company. For more information about the J.P. Morgan fairness opinion, see the Proxy Statement.

Lack of Business Diversification

We expect to complete only a single business combination, although this process may entail the simultaneous acquisitions of several operating businesses. Therefore, at least initially, the prospects for our success may be entirely dependent upon the future performance of a single business operation. Unlike other entities which may have the resources to complete several business combinations of entities operating in multiple industries or multiple areas of a single industry, it is probable that we will not have the resources to diversify our operations or benefit from the possible spreading of risks or offsetting of losses. By consummating our initial business combination with only a single entity, our lack of diversification may:

●	subject us to negative economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact upon the particular industry in which we may operate subsequent to our initial business combination;

●	result in our dependency upon the successful development, construction and operation of a single mining asset; and

●	result in our dependency upon the performance of a single operating business or the development or market acceptance of a single or limited number of products, processes or services.

If we determine to simultaneously acquire several businesses and such businesses are owned by different sellers, we will need for each of such sellers to agree that our purchase of its business is contingent on the simultaneous closings of the other acquisitions, which may make it more difficult for us, and delay our ability, to complete the business combination. With multiple acquisitions, we could also face additional risks, including additional burdens and costs with respect to possible multiple negotiations and due diligence investigations (if there are multiple sellers) and the additional risks associated with the subsequent assimilation of the operations and services or products of the acquired companies in a single operating business.

Limited Ability to Evaluate the Target Business’s Management Team

Although we intend to scrutinize the management team of a prospective target business when evaluating the desirability of effecting our initial business combination, our assessment of the target business’s management team may not prove to be correct. In addition, the future management team may not have the necessary skills, qualifications or abilities to manage a public company. Furthermore, the future role of our officers and directors, if any, in the target business following our initial business combination remains to be determined. While it is possible that some of our key personnel will remain associated in senior management or advisory positions with us following our initial business combination, it is unlikely that they will devote their full time efforts to our affairs subsequent to our initial business combination. Moreover, they would only be able to remain with the company after the consummation of our initial business combination if they are able to negotiate employment or consulting agreements in connection with the business combination. Such negotiations would take place simultaneously with the negotiation of the business combination and could provide for them to receive compensation in the form of cash payments and/or our securities for services they would render to the company after the consummation of the business combination. While the personal and financial interests of our key personnel may influence their motivation in identifying and selecting a target business, their ability to remain with the company after the consummation of our initial business combination will not be the determining factor in our decision as to whether or not we will proceed with any potential business combination. Additionally, our officers and directors may not have significant experience or knowledge relating to the operations of the particular target business.

Following our initial business combination, we may seek to recruit additional managers to supplement the incumbent management of the target business. We may not have the ability to recruit additional managers, or that any such additional managers we do recruit will have the requisite skills, knowledge or experience necessary to enhance the incumbent management.

Shareholders May Not Have the Ability to Approve an Initial Business Combination

In connection with any proposed business combination, we will either (1) seek shareholder approval of the business combination at a shareholders’ meeting called for such purpose at which shareholders may seek to redeem their shares, regardless of whether they vote for or against the proposed business combination, into their pro rata share of the aggregate amount then on deposit in the trust account (net of taxes payable) or (2) provide our shareholders with the opportunity to sell their shares to us by means of a tender offer (and thereby avoid the need for a shareholder vote) for an amount equal to their pro rata share of the aggregate amount then on deposit in the trust account (net of taxes payable), in each case, subject to the limitations described herein. The decision as to whether we will seek shareholder approval of a proposed business combination or will allow shareholders to sell their shares to us in a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would otherwise require us to seek shareholder approval. If we are deemed to be a foreign private issuer, we will conduct redemptions in accordance with the SEC’s tender offer rules.

Under NASDAQ’s listing rules, shareholder approval would be required for our initial business combination (unless we are deemed to be a foreign private issuer at such time) if, for example:

●	we issue ordinary shares that will be equal to or in excess of 20% of the number of our ordinary shares then outstanding;

●	any of our directors, officers or substantial shareholders (as defined by NASDAQ rules) has a 5% or greater interest (or such persons collectively have a 10% or greater interest), directly or indirectly, in the target business or assets to be acquired or otherwise and the present or potential issuance of ordinary shares could result in an increase in outstanding ordinary shares or voting power of 5% or more; or

●	the issuance or potential issuance of ordinary shares will result in our undergoing a change of control.

If we engage in a tender offer, such tender offer will be conducted pursuant to Rule 13e-4 and Regulation 14E of the Exchange Act, which regulate issuer tender offers, and structured so that each shareholder may tender all of his, her or its shares rather than some pro rata portion of his, her or its shares. In that case, we will file tender offer documents with the SEC which will contain substantially the same financial and other information about the initial business combination as is required under the SEC’s proxy rules. We will consummate our initial business combination only if we have net tangible assets of at least $5,000,001 upon such consummation and, solely if we seek shareholder approval, a majority of the outstanding ordinary shares voted are voted in favor of the business combination.

We chose our net tangible asset threshold of $5,000,001 to ensure that we would avoid being subject to Rule 419 promulgated under the Securities Act. However, if we seek to consummate an initial business combination with a target business that imposes any type of working capital closing condition or requires us to have a minimum amount of funds available from the trust account upon consummation of such initial business combination, our net tangible asset threshold may limit our ability to consummate such initial business combination (as we may be required to have a lesser number of shares redeemed or sold to us) and may force us to seek third party financing which may not be available on terms acceptable to us or at all. As a result, we may not be able to consummate such initial business combination and we may not be able to locate another suitable target within the applicable time period, if at all. Public shareholders may therefore have to wait 24 months from the closing of our IPO in order to be able to receive a pro rata share of the trust account.

Our Sponsor and our officers and directors have agreed (1) to vote any ordinary shares owned by them in favor of any proposed business combination, (2) not to redeem any ordinary shares in connection with a shareholder vote to approve a proposed initial business combination and (3) not sell any ordinary shares in any tender in connection with a proposed initial business combination. As a result, we would need only 8,595,638 shares, or 37.5% of the 22,921,700 public shares outstanding as of the date hereof, to be voted in favor of our initial business combination in order to have such transaction approved.

Although there is no commitment to do so, our officers, directors, Sponsor or their affiliates may purchase ordinary shares in the open market or in private transactions. In addition, if we hold a meeting to approve a proposed business combination and a significant number of shareholders vote, or indicate an intention to vote, against such proposed business combination, our officers, directors, Sponsor or their affiliates could make such purchases in the open market or in private transactions in order to influence the vote. Notwithstanding the foregoing, our officers, directors, Sponsor and their affiliates will not make purchases of ordinary shares if the purchases would violate Section 9(a)(2) or Rule 10b-5 of the Exchange Act, which are rules designed to stop potential manipulation of a company’s stock.

Redemption Rights

At any meeting called to approve an initial business combination, any public shareholder, whether voting for or against such proposed business combination, will be entitled to demand that their ordinary shares be redeemed for a full pro rata portion of the amount then in the trust account (initially $10.00 per share, plus any pro rata interest earned on the funds held in the trust account, net of taxes payable). Alternatively, we may provide our public shareholders with the opportunity to sell their ordinary shares to us through a tender offer (and thereby avoid the need for a shareholder vote) for an amount equal to their pro rata share of the aggregate amount then on deposit in the trust account (net of taxes payable).

Notwithstanding the foregoing, a public shareholder, together with any affiliate of his or any other person with whom he is acting in concert or as a “group” (as defined in Section 13(d)(3) of the Exchange Act) will be restricted from seeking redemption rights with respect to 20% or more of the ordinary shares sold in our IPO. Accordingly, if an investor purchased more than 20% of the ordinary shares sold in our IPO and our proposed Business Combination is approved, he/she will not be able to seek redemption rights with respect to the full amount of his/her shares and may be forced to hold such additional ordinary shares or sell them in the open market. Such a public shareholder would still be entitled to vote against a proposed business combination with respect to all ordinary shares owned by him or his affiliates. We believe this restriction will prevent shareholders from accumulating large blocks of shares before the vote held to approve a proposed business combination and attempt to use the redemption right as a means to force us or our management to purchase their shares at a substantial premium to the then current market price.

Our Sponsor, as well as our officers and directors, will not have redemption rights with respect to any ordinary shares owned by them, directly or indirectly, except in the case of our liquidation if we do not complete a business combination as described below.

We may also require public shareholders who wish to redeem, whether they are a record holder or hold their shares in “street name,” to either tender their certificates to our transfer agent at any time through the vote on the business combination or to deliver their shares to the transfer agent electronically using Depository Trust Company’s DWAC (Deposit/Withdrawal At Custodian) System, at the holder’s option.

There is a nominal cost associated with the above-referenced delivery process and the act of certificating the shares or delivering them through the DWAC System. The transfer agent will typically charge the tendering broker $45.00 and it would be up to the broker whether or not to pass this cost on to the holder. However, this fee would be incurred regardless of whether or not we require holders to deliver their shares prior to the vote on the business combination in order to exercise redemption rights. This is because a holder would need to deliver shares to exercise redemption rights regardless of the timing of when such delivery must be effectuated. However, in the event we require shareholders to exercise redemption rights prior to the consummation of the proposed business combination and the proposed business combination is not consummated, this may result in an increased cost to shareholders.

Any request to redeem such shares once made, may be withdrawn at any time up to the vote on the proposed business combination. Furthermore, if a holder of a public share delivered his certificate in connection with an election of their redemption and subsequently decides prior to the applicable date not to elect to exercise such rights, he may simply request that the transfer agent return the certificate (physically or electronically).

If the initial business combination is not approved or completed for any reason, then our public shareholders who elected to exercise their redemption rights would not be entitled to redeem their shares for the applicable pro rata share of the trust account. In such case, we will promptly return any certificates delivered by public holders who elected to have their shares redeemed.

Liquidation if No Business Combination

If we do not complete a business combination by May 17, 2019, we will, as promptly as reasonably possible but not more than ten business days thereafter, distribute the aggregate amount then on deposit in the trust account, including interest earned (net of taxes payable), pro rata to our public shareholders by way of redemption and cease all operations except for the purposes of winding up of our affairs. This redemption of public shareholders from the trust account shall be done automatically by function of our amended and restated memorandum and articles of association and prior to any voluntary winding up, although at all times subject to the Companies Act.

Following the redemption of public shares, we intend to enter “voluntary liquidation” which is the statutory process for formally closing and dissolving a company under the laws of the British Virgin Islands. Given that we intend to enter voluntary liquidation following the redemption of public shareholders from the trust account, we do not expect that the voluntary liquidation process will cause any delay to the payment of redemption proceeds from our trust account. In connection with such a voluntary liquidation, the liquidator would give notice to creditors inviting them to submit their claims for payment, by notifying known creditors (if any) who have not submitted claims and by placing a public advertisement in at least one newspaper published in the British Virgin Islands and in at least one newspaper circulating in the location where the company has its principal place of business, and taking any other steps he considers appropriate to identify the company’s creditors, after which our remaining assets would be distributed. As soon as the affairs of the company are fully wound-up, the liquidator must complete his statement of account and make a notificational filing with the Registrar. We would be dissolved once the Registrar issues a Certificate of Dissolution.

Our Sponsor has agreed to waive its redemption rights with respect to its insider shares if we fail to consummate our initial business combination within the applicable period from the closing of our IPO.

However, if our Sponsor, or any of our officers, directors or affiliates acquire public shares in or after our IPO, they will be entitled to redemption rights with respect to such public shares if we fail to consummate our initial business combination within the required time period. There will be no redemption rights or liquidating distributions with respect to our warrants, which will expire worthless in the event we do not consummate our initial business combination by May 17, 2019. We will pay the costs of our liquidation from our remaining assets outside of the trust account. However, the liquidator may determine that he or it requires additional time to evaluate creditors’ claims (particularly if there is uncertainty over the validity or extent of the claims of any creditors). Also, a creditor or shareholder may file a petition with the BVI court which, if successful, may result in our liquidation being subject to the supervision of that court. Such events might delay distribution of some or all of our remaining assets.

Additionally, in any liquidation proceedings of the company under British Virgin Islands law, the funds held in our trust account may be included in our estate and subject to the claims of third parties with priority over the claims of our shareholders. To the extent any such claims deplete the trust account we may not be able to return to our public shareholders the liquidation amounts payable to them.

If we were to expend all of the net proceeds of our IPO, other than the proceeds deposited in the trust account, and without taking into account interest, if any, earned on the trust account, the per-share redemption amount received by shareholders upon our dissolution would be $10.00 as of December 31, 2017. The proceeds deposited in the trust account could, however, become subject to the claims of our creditors, which would have higher priority than the claims of our public shareholders. The actual per-share redemption amount received by shareholders may be less than $10.00, plus interest (net of any taxes payable).

Although we will seek to have all vendors, service providers, prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public shareholders, there is no guarantee that they will execute such agreements or even if they execute such agreements that they would be prevented from bringing claims against the trust account including but not limited to fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain an advantage with respect to a claim against our assets, including the funds held in the trust account. If any third party refuses to execute an agreement waiving such claims to the monies held in the trust account, our management will perform an analysis of the alternatives available to it and will only enter into an agreement with a third party that has not executed a waiver if management believes that such third party’s engagement would be significantly more beneficial to us than any alternative. Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. In order to protect the amounts held in the trust account, our Sponsor agreed that it will be liable to us, if and to the extent any claims by a vendor for services rendered or products sold to us, or a prospective target business with which we have discussed entering into a transaction agreement, reduce the amounts in the trust account to below $10.00 per share, except as to any claims by a third party who executed a waiver of any and all rights to seek access to the trust account and except as to any claims under our indemnity of the underwriters of our IPO against certain liabilities, including liabilities under the Securities Act. In the event that an executed waiver is deemed to be unenforceable against a third party, our Sponsor will not be responsible to the extent of any liability for such third party claims. However, our Sponsor may not be able to satisfy those obligations. None of our officers or directors will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses. We have not independently verified whether our Sponsor has sufficient funds to satisfy its indemnity obligations and believe that our Sponsor’s only assets are securities of our company. We have not asked our Sponsor to reserve for such indemnification obligations. We believe the likelihood of our Sponsor having to indemnify the trust account is limited because we will endeavor to have all vendors and prospective target businesses as well as other entities execute agreements with us waiving any right, title, interest or claim of any kind in or to monies held in the trust account.

In the event that the proceeds in the trust account are reduced below $10.00 per share and our Sponsor asserts that it is unable to satisfy any applicable obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against our Sponsor to enforce its indemnification obligations. While we currently expect that our independent directors would take legal action on our behalf against our Sponsor to enforce its indemnification obligations to us, it is possible that our independent directors in exercising their business judgment may choose not to do so in any particular instance. Accordingly, due to claims of creditors, the actual value of the per-share redemption price may be less than $10.00 per share.

We will seek to reduce the possibility that our Sponsor will have to indemnify the trust account due to claims of creditors by endeavoring to have all vendors, service providers, prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to monies held in the trust account. Our Sponsor will also not be liable as to any claims under our indemnity of the underwriters of our IPO against certain liabilities, including liabilities under the Securities Act. We will have access to amounts not placed in the trust account (which as of December 31, 2017 was approximately $741,000) with which to pay any such potential claims. In the event that we liquidate and it is subsequently determined that the reserve for claims and liabilities is insufficient, shareholders who received funds from our trust account could be liable for claims made by creditors.

If we are deemed insolvent for the purposes of the Insolvency Act (i.e. (i) we fail to comply with the requirements of a statutory demand that has not been set aside under section 157 of the Insolvency Act; (ii) execution or other process issued on a judgment, decree or order of a British Virgin Islands Court in favor of a creditor of the company is returned wholly or partly unsatisfied; or (iii) either the value of the company’s liabilities exceeds its assets, or the company is unable to pay its debts as they fall due), then there are very limited circumstances where prior payments made to shareholders or other parties may be deemed to be a “voidable transaction” for the purposes of the Insolvency Act. A voidable transaction would include, for these purposes, payments made as “unfair preferences” or “transactions at an undervalue”. A liquidator appointed over an insolvent company who considers that a particular transaction or payment is a voidable transaction under the Insolvency Act could apply to the British Virgin Islands Courts for an order setting aside that payment or transaction in whole or in part.

Additionally, if we enter insolvent liquidation under the Insolvency Act, the funds held in our trust account will likely be included in our estate and subject to the claims of third parties with priority over the claims of our shareholders. To the extent any insolvency claims deplete the trust account you may not be able to return to our public shareholders the liquidation amounts due them.

Our public shareholders will be entitled to receive funds from the trust account only in the event of a redemption to public shareholders prior to any winding up in the event we do not consummate our initial business combination or our liquidation or if they redeem their shares in connection with an initial business combination that we consummate. In no other circumstances shall a shareholder have any right or interest of any kind to or in the trust account. In the event we seek shareholder approval in connection with our initial business combination, a shareholder’s voting in connection with the business combination alone will not result in a shareholder’s redeeming its shares to us for an applicable pro rata share of the trust account. Such shareholder must have also exercised its redemption rights described above.

Competition

In identifying, evaluating and selecting a target business, we may encounter intense competition from other entities having a business objective similar to ours. Many of these entities are well established and have extensive experience identifying and effecting business combinations directly or through affiliates. Many of these competitors possess greater technical, human and other resources than us and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe there may be numerous potential target businesses that we could acquire with the net proceeds of our IPO, our ability to compete in acquiring certain sizable target businesses may be limited by our available financial resources.

The following also may not be viewed favorably by certain target businesses:

●	our obligation to seek shareholder approval of our initial business combination or engage in a tender offer may delay the completion of a transaction;

●	our obligation to redeem ordinary shares held by our public shareholders may reduce the resources available to us for our initial business combination;

●	our outstanding warrants, and the potential future dilution they represent;

●	our obligation to either repay or issue private warrants upon conversion of up to $1,500,000 of working capital loans that may be made to us by our Sponsor, officers, directors or their affiliates; and

●	our obligation to register the resale of the insider shares, as well as the private warrants (and underlying securities) and any securities issued to our Sponsor, officers, directors or their affiliates upon conversion of working capital loans.

Any of these factors may place us at a competitive disadvantage in successfully negotiating our initial business combination. Our management believes, however, that our status as a public entity and potential access to the United States public equity markets may give us a competitive advantage over privately-held entities having a similar business objective as ours in acquiring a target business with significant growth potential on favorable terms.

If we succeed in effecting our initial business combination, there will be, in all likelihood, intense competition from competitors of the target business. Subsequent to our initial business combination, we may not have the resources or ability to compete effectively.

Facilities

We currently maintain our principal executive offices at 777 Post Oak Blvd., Suite 730, Houston, Texas 77056. The cost for this space is included in the $10,000 per-month fee our Sponsor charges us for general and administrative services pursuant to a letter agreement between us and our Sponsor. We believe, based on rents and fees for similar services in Houston, Texas, that the fee charged by our Sponsor is at least as favorable as we could have obtained from an unaffiliated person. We consider our current office space, combined with the other office space otherwise available to our executive officers, adequate for our current operations.

Employees

We have two executive officers, neither of whom is paid a salary by us. These individuals are not obligated to devote any specific number of hours to our matters and intend to devote only as much time as they deem necessary to our affairs. The amount of time they will devote in any time period will vary based on whether a target business has been selected for the business combination and the stage of the business combination process the company is in. Accordingly, once a suitable target business to acquire has been located, management will spend more time investigating such target business and negotiating and processing the business combination (and consequently spend more time on our affairs) than had been spent prior to locating a suitable target business. We do not intend to have any full time employees prior to the consummation of our initial business combination.

Periodic Reporting and Audited Financial Statements

We have registered our ordinary shares and public warrants under the Exchange Act and have reporting obligations, including the requirement that we file annual, quarterly and current reports with the SEC. In accordance with the requirements of the Exchange Act, our annual report will contain financial statements audited and reported on by our independent registered public accountants.

We have provided shareholders with audited financial statements of NPS and GES in the Proxy Statement, and in the event that the Business Combination is not consummated, we will provide shareholders with audited financial statements of another prospective target business as part of any proxy solicitation materials or tender offer documents sent to shareholders to assist them in assessing the target business. These financial statements will need to be prepared in accordance with or reconciled to United States generally accepted accounting principles or international financial reporting standards as issued by the International Accounting Standards Board (“IASB”). We cannot assure you that any particular target business identified by us as a potential acquisition candidate will have the necessary financial statements. To the extent that this requirement cannot be met, we may not be able to acquire the proposed target business.

We will be required to evaluate our internal control procedures for the fiscal year ending December 31, 2018 as required by the Sarbanes-Oxley Act. Only in the event we are deemed to be a large accelerated filer or an accelerated filer and we no longer qualify as an emerging growth company will we be required to have our internal control procedures audited. A target company may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

Item 1A.	Risk Factors

You should carefully consider all of the risk factors described below and all of the other information contained in this report, before making a decision to invest in our securities. This report also contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of specific factors, including the risks described below. Risks associated with the Business Combination, NPS and GES, are more fully discussed in the Proxy Statement.

Risks Associated with Our Business

We are a recently formed blank check company with no operating history and no revenues and, accordingly, investors do not have any basis on which to evaluate our ability to achieve our business objective.

We are a recently formed blank check company with no operating results to date. Since we do not have an operating history, current and potential investors have no basis upon which to evaluate our ability to achieve our business objective, which is to acquire an operating business. We will not generate any revenues until, at the earliest, after the consummation of our initial business combination.

Our independent registered public accounting firm’s report contains an explanatory paragraph that expresses substantial doubt about our ability to continue as a “going concern.”

As of December 31, 2017, we had $741,096 in cash and a working capital deficiency of $2,605,984. Further, we have incurred and expect to continue to incur significant costs in pursuit of our acquisition plans. Our plans to consummate the Business Combination or an alternative initial business combination may not be successful. These factors, among others, raise substantial doubt about our ability to continue as a going concern. The financial statements contained elsewhere in this report do not include any adjustments that might result from our inability to continue as a going concern.

Our public shareholders may not be afforded an opportunity to vote on our proposed business combination, which means we may complete our initial business combination even though a majority of our public shareholders do not support such a combination.

The Business Combination requires the approval of our shareholders. However, in the event the Business Combination is not consummated, we may not hold a shareholder vote to approve our initial business combination unless the business combination would require shareholder approval under the laws of the British Virgin Islands or the rules of NASDAQ or if we decide to hold a shareholder vote for business or other reasons. For instance, NASDAQ rules currently allow us to engage in a tender offer in lieu of a shareholder meeting but would still require us to obtain shareholder approval if we were not a foreign private issuer and were seeking to issue more than 20% of our outstanding shares to a target business as consideration in any business combination. Therefore, if we were structuring a business combination that required us to issue more than 20% of our outstanding shares and we were not a foreign private issuer, we would seek shareholder approval of such business combination. However, except as required by law, the decision as to whether we will seek shareholder approval of a proposed business combination or will allow shareholders to sell their shares to us in a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors, such as the timing of the transaction and whether the terms of the transaction would otherwise require us to seek shareholder approval, or whether we will be deemed to be a foreign private issuer (in which case we would be required to conduct a tender offer under SEC rules rather than seeking shareholder approval). Accordingly, we may consummate our initial business combination even if holders of a majority of our outstanding ordinary shares do not approve of the business combination we consummate. Please see the section entitled “Business — Effecting our Initial Business Combination — Shareholders May Not Have the Ability to Approve an Initial Business Combination” for additional information.

According to our amended and restated memorandum and articles of association, our entire board of directors must approve our initial business combination, which may make it more difficult to bring such potential targets to our public shareholders for their vote.

Unlike many other blank check companies in which only the majority of a company’s board of directors (including a majority of its independent directors) is required to approve a business combination, our amended and restated memorandum and articles or association requires all of our directors to approve our initial business combination in order to have such transaction approved. Accordingly, there will be fewer potential transactions that could be brought to a vote of our shareholders than would be the case if the approval of only a majority of our board members was required. In addition, it may be more difficult for our board of directors to approve a potential business combination, thereby increasing the risk that we would be forced to liquidate and dissolve without closing a business combination.

If we seek shareholder approval of our initial business combination, such as in connection with the Business Combination, our initial shareholders have agreed to vote in favor of such initial business combination, regardless of how our public shareholders vote.

Unlike many other blank check companies in which the initial shareholders agree to vote their insider shares in accordance with the majority of the votes cast by the public shareholders in connection with an initial business combination, our initial shareholders have agreed to vote their insider shares, as well as any public shares purchased during or after our IPO, in favor of our initial business combination. Our initial shareholders own approximately 20% of our outstanding ordinary shares as of the date of this report. As a result, we would need only 8,595,638 shares, or 37.5% of the 22,921,700 public shares sold in our IPO, to be voted in favor of our initial business combination in order to have such transaction approved. Accordingly, if we seek shareholder approval of our initial business combination, it is more likely that the necessary shareholder approval will be received than would be the case if our initial shareholders agreed to vote their insider shares in accordance with the majority of the votes cast by our public shareholders.

You will not be entitled to protections normally afforded to investors of blank check companies.

Since the net proceeds of our IPO are intended to be used to complete our initial business combination with a target business that had not been identified as of the IPO, we may be deemed to be a “blank check” company under the U.S. securities laws. However, since we had net tangible assets in excess of $5,000,001 upon the consummation of our initial public offering and filed a Current Report on Form 8-K, including an audited balance sheet demonstrating this fact, we are exempt from rules promulgated by the SEC to protect investors of blank check companies such as Rule 419. Accordingly, investors will not be afforded the benefits or protections of those rules which would, for example, completely restrict the transferability of our securities, require us to complete our initial business combination within 18 months of the effective date of our initial registration statement and restrict the use of interest earned on the funds held in the trust account. Because we are not subject to Rule 419, we will be entitled to withdraw interest income earned on the funds held in the trust account prior to the completion of our initial business combination and we will have a longer period of time to complete such a business combination than we would if we were subject to such rule.

We may issue shares of our stock to complete our initial business combination, which would reduce the equity interest of our shareholders and could cause a change in control of our ownership.

Our amended and restated memorandum and articles of association authorizes the issuance of an unlimited amount of both ordinary shares of no par value and preferred shares of no par value. In connection with and in the event that the Business Combination is consummated, we may enter into a Forward Purchase Agreement for the sale of up to 14,114,906 ordinary shares, to be used to fund a portion of the cash consideration for the Business Combination, to cover redemptions, and for working capital purposes. In the event the Business Combination is not consummated, we will likely need to issue a substantial number of additional ordinary or preferred shares, or a combination of ordinary and preferred shares, to complete our initial business combination. The issuance of additional ordinary and/or preferred shares:

●	may significantly reduce the equity interest of existing shareholders;

●	may subordinate the rights of holders of ordinary shares if we issue preferred shares with rights senior to those afforded to our ordinary shares;

●	may cause a change in control if a substantial number of ordinary shares are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors; and

●	may adversely affect prevailing market prices for our ordinary shares and/or warrants.

We may incur significant indebtedness in order to consummate our initial business combination.

If we find it necessary to incur significant indebtedness in connection with our initial business combination, it could result in:

●	default and foreclosure on our assets if our operating revenues after our initial business combination are insufficient to repay our debt obligations;

●	acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;

●	our immediate payment of all principal and accrued interest, if any, if the debt security is payable on demand; and

●	our inability to obtain necessary additional financing if the debt security contains covenants restricting our ability to obtain such financing while the debt security is outstanding.

The funds held in the trust account may not earn significant interest and, as a result, we may be limited to the funds held outside of the trust account to fund our search for target businesses, to pay our tax obligations and working capital and to complete our initial business combination.

Of the net proceeds of our IPO as of December 31, 2017, $741,000 is available to us outside the trust account to fund our working capital requirements. We will depend on sufficient interest being earned on the proceeds held in the trust account to pay any tax obligations that we may owe. Interest rates on permissible investments for us have been less than 1% over the last several years. Accordingly, if we do not earn a sufficient amount of interest on the funds held in the trust account and use all of the funds held outside of the trust account, we may not have sufficient funds available with which to structure, negotiate or close our initial business combination. In such event, we would need to borrow funds from our Sponsor, officers or directors to operate or may be forced to liquidate. Our Sponsor, officers and directors are under no obligation to loan us any funds. If we are unable to obtain the funds necessary, we may be forced to cease searching for a target business and may be unable to complete our initial business combination.

If we liquidate, distributions, or part of them, may be delayed while the liquidator determines the extent of potential creditor claims.

Pursuant to, among other documents, our amended and restated memorandum and articles of association, if we do not complete our initial business combination by May 17, 2019, this will trigger an automatic redemption of our ordinary shares using the available funds in the trust account pursuant to our amended and restated memorandum and articles of association, resulting in our repayment of available funds in the trust account. Thereafter, we will proceed to commence a voluntary liquidation and thereby a formal dissolution of the company. In connection with such a voluntary liquidation, the liquidator would give notice to our creditors inviting them to submit their claims for payment, by notifying known creditors (if any) who have not submitted claims and by placing a public advertisement in at least one newspaper published in the British Virgin Islands and in at least one newspaper circulating in the location where the company has its principal place of business, and taking any other steps the liquidator considers appropriate, after which our remaining assets would be distributed.

As soon as our affairs are fully wound-up, if we were to liquidate, the liquidator must complete his statement of account and will then notify the Registrar of Corporate Affairs in the British Virgin Islands, or the Registrar, that the liquidation has been completed. However, the liquidator may determine that he or she requires additional time to evaluate creditors’ claims (particularly if there is uncertainty over the validity or extent of the claims of any creditors). Also, a creditor or shareholder may file a petition with the British Virgin Islands Court, which, if successful, may result in our liquidation being subject to the supervision of that court. Such events might delay distribution of some or all of our remaining assets.

In any liquidation proceedings of the company under British Virgin Islands law, the funds held in our trust account may be included in our estate and subject to the claims of third parties with priority over the claims of our shareholders. To the extent any such claims deplete the trust account we may not be able to return to our public shareholders the redemption amounts payable to them.

If we do not maintain a current and effective prospectus relating to the ordinary shares issuable upon exercise of the warrants issued in our IPO, public holders will only be able to exercise such warrants on a “cashless basis.”

If we do not maintain a current and effective prospectus relating to the ordinary shares issuable upon exercise of the public warrants at the time that holders wish to exercise such warrants, they will only be able to exercise them on a “cashless basis.” As a result, the number of ordinary shares that holders will receive upon exercise of the public warrants will be fewer than it would have been had such holders exercised their warrants for cash. Under the terms of the warrant agreement, we have agreed to use our best efforts to maintain a current and effective prospectus relating to the ordinary shares issuable upon exercise of the warrants until the expiration of the warrants. However, we cannot assure investors that we will be able to do so. If we are unable to do so, the potential “upside” of the holder’s investment in our company may be reduced. Notwithstanding the foregoing, the private warrants and any other warrants that may be issued to our officers, directors, Sponsor or their affiliates as described elsewhere in this report may be exercisable for unregistered ordinary shares for cash even if the prospectus relating to the ordinary shares issuable upon exercise of the warrants is not current and effective.

An investor will be able to exercise a warrant only if the issuance of ordinary shares upon such exercise has been registered or qualified or is deemed exempt under the securities laws of the state of residence of the holder of the warrants.

No public warrants will be exercisable for cash and we will not be obligated to issue ordinary shares unless the shares issuable upon such exercise have been registered or qualified or deemed to be exempt under the securities laws of the state of residence of the holder of the warrants. At the time that the warrants become exercisable, we expect to continue to be listed on a national securities exchange, which would provide an exemption from registration in every state. Accordingly, we believe holders in every state will be able to exercise their warrants as long as our prospectus relating to the ordinary shares issuable upon exercise of the warrants is current. However, we cannot assure you of this fact. If the ordinary shares issuable upon exercise of the warrants are not qualified or exempt from qualification in the jurisdictions in which the holders of the warrants reside, the warrants may be deprived of any value, the market for the warrants may be limited and they may expire worthless if they cannot be sold.

We may amend the terms of the warrants in a way that may be adverse to holders with the approval by the holders of a majority of the then outstanding warrants.

Our warrants are issued in registered form under a warrant agreement between Continental Stock Transfer & Trust Company, as warrant agent, and us. The warrant agreement provides that the terms of the warrants may be amended without the consent of any holder to cure any ambiguity or correct any defective provision. The warrant agreement requires the approval by the holders of a majority of the then outstanding warrants (including the private warrants) in order to make any change that adversely affects the interests of the registered holders. As of the date of this report, our Sponsor owns approximately 35.5% of the outstanding warrants. Therefore, we would only need approval from public holders of approximately 14.5% of the outstanding warrants to amend the terms of the warrants.

Since we are not limited to a particular industry or target business with which to complete our initial business combination, in the event that the Business Combination is not consummated, we are unable to ascertain the merits or risks of the industry or business in which we may ultimately operate.

Although we intend to focus our search on target businesses in the energy services industry, we may consummate our initial business combination with a company in any industry we choose and are not limited to any particular industry or type of business. Accordingly, in the event that the Business Combination is not consummated, there is no current basis for current and potential investors to evaluate the possible merits or risks of the particular industry in which we may ultimately operate or the target business which we may ultimately acquire. To the extent we complete our initial business combination with a financially unstable company or an entity in its development stage, we may be affected by numerous risks inherent in the business operations of those entities. If we complete our initial business combination with an entity in an industry characterized by a high level of risk, we may be affected by the currently unascertainable risks of that industry. Although our management will endeavor to evaluate the risks inherent in a particular industry or target business, we may not properly ascertain or assess all of the significant risk factors. An investment in our securities may not ultimately prove to be more favorable to shareholders than a direct investment, if an opportunity were available, in a target business.

Our officers and directors may not have significant experience or knowledge regarding the jurisdiction or industry of the target business we may seek to acquire.

We may consummate a business combination with a target business in any geographic location or industry we choose. Our officers and directors may not have enough experience or sufficient knowledge relating to the jurisdiction of the target or its industry to make an informed decision regarding our initial business combination.

The requirement that the target business or businesses that we acquire must collectively have a fair market value equal to at least 80% of the balance of the funds in the trust account at the time of the execution of a definitive agreement for our initial business combination may limit the type and number of companies that we may complete such a business combination with.

Pursuant to the NASDAQ listing rules, the target business or businesses that we acquire must collectively have a fair market value equal to at least 80% of the balance of the funds in the trust account (excluding any deferred underwriters fees and taxes payable on the income earned on the trust account) at the time of the execution of a definitive agreement for our initial business combination. This restriction may limit the type and number of companies that we may complete a business combination with. If we are unable to locate a target business or businesses that satisfy this fair market value test, we may be forced to liquidate and an investor will only be entitled to receive his/her pro rata portion of the funds in the trust account.

Our management may not be able to maintain control of a target business after our initial business combination. We cannot provide assurance that, upon loss of control of a target business, new management will possess the skills, qualifications or abilities necessary to profitably operate such business.

We may structure a business combination so that the post-transaction company in which our public shareholders own shares will own less than 100% of the equity interests or assets of a target business, but we will only complete such business combination if the post-transaction company, in which our public shareholders own shares, acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for us not to be required to register as an investment company under the Investment Company Act. We will not consider any transaction that does not meet such criteria. Even if the post-transaction company, in which our public shareholders own shares, owns 50% or more of the voting securities of the target, our shareholders prior to the business combination may collectively own a minority interest in the post business combination company, depending on valuations ascribed to the target and us in the business combination transaction. For example, we could pursue a transaction in which we issue a substantial number of new ordinary shares in exchange for all of the outstanding capital stock of a target. In this case, we would acquire a 100% interest in the target. However, as a result of the issuance of a substantial number of new ordinary shares, our shareholders immediately prior to such transaction could own less than a majority of our outstanding ordinary shares subsequent to such transaction. In addition, other minority shareholders may subsequently combine their holdings resulting in a single person or group obtaining a larger share of our stock than we initially acquired. Accordingly, this may make it more likely that our management will not be able to maintain our control of the target business.

Our ability to successfully effect our initial business combination and to be successful thereafter will be totally dependent upon the efforts of our key personnel, some of whom may join us following our initial business combination. While we intend to closely scrutinize any individuals we engage after our initial business combination, our assessment of these individuals may not prove to be correct.

Our ability to successfully effect our initial business combination is dependent upon the efforts of our key personnel. We believe that our success depends on the continued service of our key personnel, at least until we have consummated our initial business combination. None of our officers are required to commit any specified amount of time to our affairs and, accordingly, they will have conflicts of interest in allocating management time among various business activities, including identifying potential business combinations and performing and monitoring the related due diligence. We do not have employment agreements with, or key-man insurance on the life of, any of our officers. The unexpected loss of the services of our key personnel could have a detrimental effect on us.

If the Business Combination is consummated, Messrs. Foda, Wood and Mejia and Ms. Zeibak will serve as directors of the combined company. In the event that the Business Combination is not consummated, the role of our key personnel after our initial business combination, however, remains to be determined. Although some of our key personnel may serve in senior management or advisory positions following our initial business combination, it is likely that most, if not all, of the management of the target business will remain in place. While we intend to closely scrutinize any individuals we engage after our initial business combination, our assessment of these individuals may not prove to be correct. These individuals may be unfamiliar with the requirements of operating a public company which could cause us to have to expend time and resources helping them become familiar with such requirements. This could be expensive and time-consuming and could lead to various regulatory issues which may adversely affect our operations.

Our key personnel may negotiate employment or consulting agreements with a target business in connection with a particular business combination. These agreements may provide for them to receive compensation following our initial business combination and as a result, may cause them to have conflicts of interest in determining whether a particular business combination is the most advantageous.

If the Business Combination is consummated, members of our management team may be paid consulting, management or other fees from the combined company. In the event that the Business Combination is not consummated, our key personnel will be able to remain with the company after the consummation of our initial business combination only if they are able to negotiate employment or consulting agreements or other appropriate arrangements in connection with the business combination.

Such negotiations would take place simultaneously with the negotiation of the business combination and could provide for such individuals to receive compensation in the form of cash payments and/or our securities for services they would render to the company after the consummation of the business combination. The personal and financial interests of such individuals may influence their motivation in identifying and selecting a target business.

Our officers and directors will allocate their time to other businesses thereby causing conflicts of interest in their determination as to how much time to devote to our affairs. This conflict of interest could have a negative impact on our ability to consummate our initial business combination.

Our officers and directors are not required to commit their full time to our affairs, which could create a conflict of interest when allocating their time between our operations and their other commitments. Each of our officers and directors devotes such amount of time as they reasonably believe is necessary to our business. We do not intend to have any full time employees prior to the consummation of our initial business combination. All of our officers and directors are engaged in several other business endeavors and are not obligated to devote any specific number of hours to our affairs. If our officers’ and directors’ other business affairs require them to devote more substantial amounts of time to such affairs, it could limit their ability to devote time to our affairs and could have a negative impact on our ability to consummate the Business Combination or an alternative business combination. These conflicts may not be resolved in our favor.

Our officers and directors or their affiliates have pre-existing fiduciary and contractual obligations and, accordingly, may have conflicts of interest in determining to which entity a particular business opportunity should be presented.

Our officers and directors or their affiliates have pre-existing fiduciary and contractual obligations to other companies, including companies that are engaged in business activities similar to those intended to be conducted by us. Accordingly, they may participate in transactions and have obligations that may be in conflict or competition with our consummation of our initial business combination. As a result, a potential target business may be presented by our management team to another entity prior to its presentation to us and we may not be afforded the opportunity to engage in a transaction with such target business.

The shares beneficially owned by our Sponsor, officers and directors will not participate in liquidation distributions and, therefore, our officers and directors may have a conflict of interest in determining whether a particular target business is appropriate for our initial business combination.

Our Sponsor and our officers and directors have waived their right to redeem their insider shares or any other ordinary shares acquired in our IPO or thereafter, or to receive distributions with respect to their insider shares upon our liquidation if we are unable to consummate our initial business combination. Accordingly, the insider shares will be worthless if we do not consummate our initial business combination. The private warrants and any other warrants they acquire will also be worthless if we do not consummate an initial business combination. The personal and financial interests of our Sponsor, officers and directors may influence their motivation in timely identifying and selecting a target business and completing a business combination. Consequently, our directors’ and officers’ discretion in identifying and selecting a suitable target business may result in a conflict of interest when determining whether the terms, conditions and timing of a particular business combination are appropriate and in our shareholders’ best interest.

NASDAQ may delist our securities from quotation on its exchange which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

Our securities are currently listed on NASDAQ, a national securities exchange. However, we cannot assure current and potential investors that our securities will continue to be listed on NASDAQ in the future prior to an initial business combination. In order to continue listing our securities on NASDAQ, generally, we must maintain a minimum amount in shareholders’ equity (generally $2,500,000) and a minimum number of holders of our securities (generally 300 round-lot holders). Additionally, in connection with our initial business combination, we will be required to demonstrate compliance with NASDAQ’s initial listing requirements, which are more rigorous than NASDAQ’s continued listing requirements, in order to continue to maintain the listing of our securities on NASDAQ. For instance, our stock price would generally be required to be at least $4.00 per share and our shareholders’ equity would generally be required to be at least $5 million. We may not be able to meet those initial listing requirements at that time.

If NASDAQ delists our securities from trading on its exchange, and we are not able to list our securities on another national securities exchange, we expect our securities could be quoted on an over-the-counter market. If this were to occur, we could face significant material adverse consequences, including:

●	a limited availability of market quotations for our securities;

●	reduced liquidity with respect to our securities;

●	a determination that our shares are a “penny stock,” which will require brokers trading in our shares to adhere to more stringent rules, possibly resulting in a reduced level of trading activity in the secondary trading market for our shares;

●	a limited amount of news and analyst coverage for our company; and

●	a decreased ability to issue additional securities or obtain additional financing in the future.

We may only be able to complete one business combination with the proceeds of our IPO, which will cause us to be solely dependent on a single business which may have a limited number of products, services or potential sources of revenue.

Although we have the ability to simultaneously acquire several target businesses and the proposed Business Combination currently contemplates the acquisition of two businesses, if the Business Combination is not consummated, it is possible we will consummate our initial business combination with a single target business. By consummating a business combination with only a single entity, our lack of diversification may subject us to numerous economic, competitive and regulatory developments. Further, we would not be able to diversify our operations or benefit from the possible spreading of risks or offsetting of losses, unlike other entities which may have the resources to complete several business combinations in different industries or different areas of a single industry. Accordingly, the prospects for our success may be:

●	solely dependent upon the performance of a single business;

●	dependent upon the successful development, construction and operation of a single mining asset; or

●	dependent upon the development or market acceptance of a single or limited number of products, processes or services.

This lack of diversification may subject us to numerous economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact upon the particular industry in which we may operate subsequent to our initial business combination.

Alternatively, if we determine to simultaneously acquire several businesses and such businesses are owned by different sellers, we will need for each of such sellers to agree that our purchase of its business is contingent on the simultaneous closings of the other business combinations, which may make it more difficult for us, and delay our ability, to complete the business combination. With multiple business combinations, we could also face additional risks, including additional burdens and costs with respect to possible multiple negotiations and due diligence investigations (if there are multiple sellers) and the additional risks associated with the subsequent assimilation of the operations and services or products of the acquired companies in a single operating business. If we are unable to adequately address these risks, it could negatively impact our profitability and results of operations.

The ability of our public shareholders to exercise their redemption rights or sell their shares to us in a tender offer may not allow us to effectuate the most desirable business combination or optimize our capital structure.

If our initial business combination requires us to use substantially all of our cash to pay the purchase price, because we will not know how many public shareholders may exercise redemption rights or seek to sell their shares to us in a tender offer, we may either need to reserve part of the trust account for possible payment upon such redemption or sale, or we may need to arrange third party financing to help fund our initial business combination. For instance, in connection with the Business Combination in which a portion of the cash consideration shall come from the remaining funds in the trust account, we are negotiating a Backstop Commitment pursuant to which we may draw up to $150 million to help fund the Business Combination. In the event that the acquisition involves the issuance of our shares as consideration, we may be required to issue a higher percentage of our shares to make up for a shortfall in funds. Raising additional funds to cover any shortfall may involve dilutive equity financing or incurring indebtedness at higher than desirable levels. This may limit our ability to effectuate the most attractive business combination available to us.

We may be unable to consummate an initial business combination if a target business requires that we have a certain amount of cash at closing, in which case public shareholders may have to remain shareholders of our company and wait until our redemption of the public shares to receive a pro rata share of the trust account or attempt to sell their shares in the open market.

A potential target may make it a closing condition to our initial business combination that we have a certain amount of cash in excess of the $5,000,001 of net tangible assets we are required to have pursuant to our organizational documents available at the time of closing. If the number of our public shareholders electing to exercise their redemption rights has the effect of reducing the amount of money available to us to consummate an initial business combination below such minimum amount required by the target business and we are not able to locate an alternative source of funding, we will not be able to consummate such initial business combination and we may not be able to locate another suitable target within the applicable time period, if at all. In that case, public shareholders may have to remain shareholders of our company and wait the full 24 months in order to be able to receive a pro rata portion of the trust account, or attempt to sell their shares in the open market prior to such time, in which case they may receive less than a pro rata share of the trust account for their shares.

If we hold a shareholder meeting to approve any initial business combination, we will offer each public shareholder the option to vote in favor of the proposed business combination and still seek redemption of his, her or its shares.

In connection with any meeting held to approve an initial business combination, we will offer each public shareholder (but not our initial shareholders or the lead investors) the right to have his, her or its ordinary shares redeemed for cash (subject to the limitations described elsewhere in this report) regardless of whether such shareholder votes for or against such proposed business combination. We will consummate our initial business combination only if we have net tangible assets of at least $5,000,001 upon such consummation and, solely if we seek shareholder approval, a majority of the outstanding ordinary shares voted are voted in favor of the business combination. Accordingly, public shareholders owning a substantial majority of the shares sold in our IPO may exercise their redemption rights and we could still consummate a proposed business combination so long as a majority of shares voted at the meeting are voted in favor of the proposed business combination. This threshold and the ability to seek redemption while voting in favor of a proposed business combination may make it more likely that we will consummate our initial business combination.

Public shareholders that fail to vote either in favor of or against a proposed business combination will not be able to have their shares redeemed for cash.

If we hold a meeting to approve a proposed business combination, public shareholders must vote either in favor of or against a proposed business combination in order to have their shares redeemed to cash. If a public shareholder fails to vote in favor of or against a proposed business combination, whether that shareholder abstains from the vote or simply does not vote, that shareholder would not be able to have his, her or its ordinary shares so redeemed for cash.

Public shareholders, together with any affiliates of theirs or any other person with whom they are acting in concert or as a “group,” will be restricted from seeking redemption rights with respect to more than 20% of the ordinary shares sold in our IPO.

In connection with any meeting held to approve an initial business combination, we will offer each public shareholder (but not our initial shareholders or the lead investors) the right to have his, her or its ordinary shares redeemed for cash. Notwithstanding the foregoing, a public shareholder, together with any affiliate of his or any other person with whom he is acting in concert or as a “group” will be restricted from seeking redemption rights with respect to more than 20% of the ordinary shares sold in our IPO. Generally, in this context, a shareholder will be deemed to be acting in concert or as a group with another shareholder when such shareholders agree to act together for the purpose of acquiring, voting, holding or disposing of our equity securities. Accordingly, if an investor purchases more than 20% of the ordinary shares sold in our IPO and our proposed business combination is approved, he/she will not be able to seek redemption rights with respect to the full amount of his/her shares and may be forced to hold such additional shares or sell them in the open market. The value of such additional ordinary shares may not appreciate over time following our initial business combination, and the market price of our ordinary shares may not exceed the per-share redemption price.

In connection with any shareholder meeting called to approve a proposed initial business combination, we may require public shareholders who wish to redeem their ordinary shares to comply with specific requirements for redemption that may make it more difficult for them to exercise their redemption rights prior to the deadline for exercising their rights.

In connection with any shareholder meeting called to approve a proposed initial business combination, each public shareholder (but not our initial shareholders or the lead investors) will have the right, regardless of whether he is voting for or against such proposed business combination, to demand that we redeem his ordinary shares for his pro rata portion of the cash held in the trust account. We may require public shareholders who wish to redeem their ordinary shares in connection with a proposed business combination to either tender their certificates to our transfer agent at any time prior to the vote taken at the shareholder meeting relating to such business combination or to deliver their shares to the transfer agent electronically using the Depository Trust Company’s DWAC (Deposit/Withdrawal At Custodian) System. In order to obtain a physical stock certificate, a shareholder’s broker and/or clearing broker, DTC and our transfer agent will need to act to facilitate this request. It is our understanding that shareholders should generally allot at least two weeks to obtain physical certificates from the transfer agent. However, because we do not have any control over this process or over the brokers or DTC, it may take significantly longer than two weeks to obtain a physical stock certificate. While we have been advised that it takes a short time to deliver shares through the DWAC System, this may not be the case. Accordingly, if it takes longer than we anticipate for shareholders to deliver their shares, shareholders who wish to redeem may be unable to meet the deadline for exercising their redemption rights and thus may be unable to redeem their shares.

If, in connection with any shareholder meeting called to approve a proposed business combination, we require public shareholders who wish to redeem their ordinary shares to comply with the delivery requirements for redemption, such redeeming shareholders may be unable to sell their securities when they wish to in the event that the proposed business combination is not approved.

If we require public shareholders who wish to redeem their ordinary shares to comply with specific delivery requirements for redemption described above and such proposed business combination is not consummated, we will promptly return such certificates to the tendering public shareholders. Accordingly, investors who attempted to redeem their shares in such a circumstance will be unable to sell their securities after the failed acquisition until we have returned their securities to them. The market price for our shares may decline during this time and investors may not be able to sell their securities when they wish to, even while other shareholders that did not seek redemption may be able to sell their securities.

Because of our structure, other companies may have a competitive advantage and we may not be able to consummate an attractive business combination.

We expect to encounter intense competition from entities other than blank check companies having a business objective similar to ours, including private equity funds and operating businesses competing for acquisitions. Many of these entities are well established and have extensive experience in identifying and effecting business combinations directly or through affiliates. Many of these competitors possess greater technical, human and other resources than we do and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe that there are numerous potential target businesses that we could acquire with the net proceeds of our IPO, our ability to compete in acquiring certain sizable target businesses will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses. Furthermore, seeking shareholder approval of our initial business combination may delay the consummation of a transaction. Additionally, the insider shares and our outstanding warrants, and the future dilution they represent, may not be viewed favorably by certain target businesses. Any of the foregoing may place us at a competitive disadvantage in successfully negotiating our initial business combination.

Our ability to consummate an attractive business combination may be impacted by the market for initial public offerings.

Our efforts to identify a prospective target business will not be limited to any particular industry or geographic region, although it is very likely that our target will want to be a public reporting company. If the market for initial public offerings is limited, we believe there will be a greater number of attractive target businesses open to being acquired by us as a means to achieve publicly held status. Alternatively, if the market for initial public offerings is robust, we believe that there will be fewer attractive target businesses amenable to being acquired by us to become a public reporting company. Accordingly, during periods with strong public offering markets, it may be more difficult for us to complete an initial business combination.

We may be unable to obtain additional financing, if required, to complete our initial business combination or to fund the operations and growth of the target business, which could compel us to restructure or abandon a particular business combination.

Pursuant to the proposed arrangement with the Backstop Investor, we anticipate that we will have the ability to draw up to $150 million to cover redemptions, fund the cash consideration for the Business Combination, and provide additional working capital following the closing of the Business Combination. Although we believe that the net proceeds of our IPO, together with the proceeds received pursuant to the Backstop Commitment, will be sufficient to allow us to consummate the Business Combination, in the event that the Business Combination is not consummated (and thus the Backstop Commitment will not be consummated), we cannot ascertain the capital requirements for any particular transaction. In addition, if the Business Combination is not consummated and we attempt to consummate an alternative business combination, if the net proceeds of our IPO prove to be insufficient, either because of the size of the business combination, the depletion of the available net proceeds in search of a target business, or the obligation to redeem for cash a significant number of ordinary shares, we will be required to seek additional financing. Such financing may not be available on acceptable terms, if at all. To the extent that additional financing proves to be unavailable when needed to consummate a particular business combination, we would be compelled to either restructure the transaction or abandon that particular business combination and seek an alternative target business candidate. In addition, if we consummate a business combination, we may require additional financing to fund the operations or growth of the target business. The failure to secure additional financing could have a material adverse effect on the continued development or growth of the target business. None of our officers, directors or Sponsor is required to provide any financing to us in connection with or after our initial business combination.

Our initial shareholder controls a substantial interest in us and thus may influence certain actions requiring a shareholder vote.

Our Sponsor owns approximately 20% of our issued and outstanding ordinary shares. Although there is no commitment to do so, our Sponsor, officers, directors or their affiliates may purchase securities from persons in the open market or in private transactions, to the extent permitted by law. In connection with any vote for a proposed business combination, our Sponsor, as well as all of our officers and directors, have agreed to vote all ordinary shares owned by them in favor of such proposed business combination.

Our board of directors is divided into two classes, each of which generally serves for a term of two years with only one class of directors being elected in each year. It is unlikely that there will be an annual meeting of shareholders to elect new directors prior to the consummation of our initial business combination, in which case all of the current directors will continue in office until at least the consummation of the business combination. Accordingly, in investor may not be able to exercise his/her voting rights under corporate law for up to 24 months. If there is an annual meeting, our Sponsor, because of its ownership position, will have considerable influence regarding the outcome. Accordingly, our Sponsor will continue to exert control at least until the consummation of our initial business combination.

If we do not hold an annual meeting of shareholders until after the consummation of our initial business combination, shareholders will not be afforded an opportunity to elect directors and to discuss company affairs with management until such time.

Unless otherwise required by law or the NASDAQ Capital Market, we do not currently intend to call an annual meeting of shareholders until after we consummate our initial business combination. In accordance with the NASDAQ rules, a newly listed company not previously subject to a requirement to hold an annual meeting is required to hold its first annual meeting within one year after its first fiscal year-end following listing, unless such company is a foreign private issuer. If our shareholders want us to hold a meeting prior to our consummation of our initial business combination, they may do so by members holding not less than 30% of voting rights in respect of the matter for which the meeting is requested making a request in writing to the directors in accordance with Section 82(2) of the Companies Act. Under British Virgin Islands law, we may not increase the required percentage to call a meeting above 30%. Until we hold an annual meeting of shareholders, public shareholders may not be afforded the opportunity to elect directors and to discuss company affairs with management.

Our outstanding warrants may have an adverse effect on the market price of ordinary shares and make it more difficult to effect a business combination.

We have issued warrants to purchase 11,460,850 ordinary shares as part of the units offered and sold in our IPO and the private warrants to purchase up to 6,309,340 ordinary shares. We may also issue additional warrants to our Sponsor, officers, directors or their affiliates upon redemption of promissory notes issued to such entities or individuals for loans made to supplement our working capital requirements, as described elsewhere in this report. To the extent we issue ordinary shares to effect a business combination, the potential for the issuance of a substantial number of additional shares upon exercise of these warrants could make us a less attractive acquisition vehicle in the eyes of a target business. Such securities, when exercised, will increase the number of issued and outstanding ordinary shares and reduce the value of the shares issued to complete the business combination. Accordingly, our warrants may make it more difficult to effectuate a business combination or increase the cost of acquiring the target business. Additionally, the sale, or even the possibility of sale, of the shares underlying the warrants could have an adverse effect on the market price for our securities or on our ability to obtain future financing. If and to the extent these warrants are exercised, you may experience dilution to your holdings.

We may redeem the warrants at a time that is not beneficial to public investors.

We may call the public warrants for redemption at any time after the redemption criteria described elsewhere in this report have been satisfied. If we call the public warrants for redemption, public shareholders may be forced to accept a nominal redemption price or sell or exercise the warrants when they may not wish to do so.

Our management’s ability to require holders of our warrants to exercise such warrants on a cashless basis will cause holders to receive fewer ordinary shares upon their exercise of the warrants than they would have received had they been able to exercise their warrants for cash.

If we call our public warrants for redemption after the redemption criteria described elsewhere in this report have been satisfied, our management will have the option to require any holder that wishes to exercise its warrant (including any warrants held by our Sponsor, officers, directors or their permitted transferees) to do so on a “cashless basis.” If our management chooses to require holders to exercise their warrants on a cashless basis, the number of ordinary shares received by a holder upon exercise will be fewer than it would have been had such holder exercised his warrant for cash. This will have the effect of reducing the potential “upside” of the holder’s investment in our company.

If our security holders exercise their registration rights, it may have an adverse effect on the market price of our ordinary shares and the existence of these rights may make it more difficult to effect our initial business combination.

The holders of the insider shares are entitled to demand that we register the resale of the insider shares and the holders of the private warrants are entitled to demand that we register the resale of the private warrants (and underlying securities) and any securities our Sponsor, officers, directors or their affiliates may be issued in payment of working capital loans made to us. The presence of these additional securities trading in the public market may have an adverse effect on the market price of our securities. In addition, the existence of these rights may make it more difficult to effectuate our initial business combination or increase the cost of acquiring the target business, as the stockholders of the target business may be discouraged from entering into a business combination with us or will request a higher price for their securities because of the potential effect the exercise of such rights may have on the trading market for our ordinary shares.

If we are deemed to be an investment company, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete our initial business combination.

A company that, among other things, is or holds itself out as being engaged primarily, or proposes to engage primarily, in the business of investing, reinvesting, owning, trading or holding certain types of securities would be deemed an investment company under the Investment Company Act of 1940. Since we will invest the proceeds held in the trust account, it is possible that we could be deemed an investment company. Notwithstanding the foregoing, we do not believe that our anticipated principal activities will subject us to the Investment Company Act of 1940. To this end, the proceeds held in the trust account may be invested by the trustee only in United States government treasury bills, notes or bonds having a maturity of 180 days or less, in money market funds meeting the applicable conditions under Rule 2a-7 promulgated under the Investment Company Act of 1940 and that invest solely in U.S. treasuries or in demand deposit accounts. By restricting the investment of the proceeds to these instruments, we intend to meet the requirements for the exemption provided in Rule 3a-1 promulgated under the Investment Company Act of 1940.

If we are nevertheless deemed to be an investment company under the Investment Company Act of 1940, we may be subject to certain restrictions that may make it more difficult for us to complete our initial business combination, including:

●	restrictions on the nature of our investments; and

●	restrictions on the issuance of securities.

In addition, we may have imposed upon us certain burdensome requirements, including:

●	registration as an investment company;

●	adoption of a specific form of corporate structure; and

●	reporting, record keeping, voting, proxy, compliance policies and procedures and disclosure requirements and other rules and regulations.

Compliance with these additional regulatory burdens would require additional expense for which we have not allotted.

We are not subject to the supervision of the Financial Services Commission of the British Virgin Islands and so our shareholders are not protected by any regulatory inspections in the British Virgin Islands.

We are not an entity subject to any regulatory supervision in the British Virgin Islands by the Financial Services Commission. As a result, shareholders are not protected by any regulatory supervision or inspections by any regulatory agency in the British Virgin Islands and we are not required to observe any restrictions in respect of our conduct save as disclosed in this report or our amended and restated memorandum and articles of association.

If we are unable to consummate our initial business combination, our public shareholders may be forced to wait up to 24 months before redemption from our trust account.

If we are unable to consummate our initial business combination by May 17, 2019, which is 24 months from the closing of our IPO, we will, as promptly as reasonably possible but not more than ten business days thereafter, distribute the aggregate amount then on deposit in the trust account, including interest earned (net of taxes payable), pro rata to our public shareholders by way of redemption and cease all operations except for the purposes of winding up of our affairs by way of a voluntary liquidation, as further described herein. Any redemption of public shareholders from the trust account shall be effected automatically by function of our amended and restated memorandum and articles of association prior to our commencing any voluntary liquidation. If we are required to liquidate prior to distributing the aggregate amount then on deposit in the trust account pro rata to our public shareholders, then such winding up, liquidation and distribution must comply with the applicable provisions of the Companies Act. In that case, investors may be forced to wait beyond 24 months before the redemption proceeds of our trust account become available to them, and they receive the return of their pro rata portion of the proceeds from our trust account. We have no obligation to return funds to investors prior to the date of our redemption or liquidation unless we consummate our initial business combination prior thereto and only then in cases where investors have sought to redeem their ordinary shares. Only upon our redemption or any liquidation will public shareholders be entitled to distributions if we are unable to complete our initial business combination.

If we are deemed to be insolvent, distributions, or part of them, may be delayed while the insolvency liquidator determines the extent of potential creditor claims. In these circumstances, prior payments made by the company may be deemed “voidable transactions.”

If we do not complete our initial business combination by May 17, 2019, this will trigger an automatic redemption of public shareholders from the trust account pursuant to our amended and restated memorandum and articles of association.

However, if at any time we are deemed insolvent for the purposes of the Insolvency Act (i.e. (i) we fail to comply with the requirements of a statutory demand that has not been set aside under section 157 of the Insolvency Act; (ii) execution or other process issued on a judgment, decree or order of a British Virgin Islands Court in favor of a creditor of the company is returned wholly or partly unsatisfied; or (iii) either the value of the company’s liabilities exceeds its assets, or the company is unable to pay its debts as they fall due), we are required to immediately enter insolvent liquidation. In these circumstances, a liquidator will be appointed who will give notice to our creditors inviting them to submit their claims for payment, by notifying known creditors (if any) who have not submitted claims and by placing a public advertisement in at least one newspaper published in the British Virgin Islands and in at least one newspaper circulating in the location where the company has its principal place of business, and taking any other steps he considers appropriate, after which our assets would be distributed. Following the process of insolvent liquidation, the liquidator will complete its final report and accounts and will then notify the Registrar. The liquidator may determine that he requires additional time to evaluate creditors’ claims (particularly if there is uncertainty over the validity or extent of the claims of any creditors). Also, a creditor or shareholder may file a petition with the British Virgin Islands Court which, if successful, may result in our liquidation being subject to the supervision of that court. Such events might delay distribution of some or all of our assets to our public shareholders. In such liquidation proceedings, the funds held in our trust account may be included in our estate and subject to the claims of third parties with priority over the claims of our shareholders. To the extent any such claims deplete the trust account we cannot assure investors we will be able to return to our public shareholders the amounts otherwise payable to them.

If we are deemed insolvent, then there are also limited circumstances where prior payments made to shareholders or other parties may be deemed to be a “voidable transaction” for the purposes of the Insolvency Act. A voidable transaction would be, for these purposes, payments made as “unfair preferences” or “transactions at an undervalue.” Where a payment was a risk of being a voidable transaction, a liquidator appointed over an insolvent company could apply to the British Virgin Islands Court for an order, inter alia, for the transaction to be set aside as a voidable transaction in whole or in part.

Our initial shareholders have waived their right to participate in any liquidation distribution with respect to the initial shares. We will pay the costs of our liquidation and distribution of the trust account from our remaining assets outside of the trust account. In addition, our Sponsor has agreed that it will be liable to us for all claims of creditors to the extent that we fail to obtain executed waivers from such entities in order to protect the amounts held in trust, except as to any claims under our indemnity of the underwriters of our IPO against certain liabilities, including liabilities under the Securities Act. However, we have not independently verified whether our Sponsor has sufficient funds to satisfy its obligations and believe that our Sponsor’s only assets are securities of our company. We have not asked our Sponsor to reserve for such indemnification obligations. We cannot assure our investors that the liquidator will not determine that he or she requires additional time to evaluate creditors’ claims (particularly if there is uncertainty over the validity or extent of the claims of any creditors). We also cannot assure our investors that a creditor or shareholder will not file a petition with the British Virgin Islands Court which, if successful, may result in our liquidation being subject to the supervision of that court. Such events might delay distribution of some or all of our assets to our public shareholders.

If we are deemed to be insolvent, distributions made to public shareholders, or part of them, from our trust account may be subject to claw back in certain circumstances.

If we do not complete our initial business combination by May 17, 2019, and instead distribute the aggregate amount then on deposit in the trust account, including interest earned (net of taxes payable) pro rata to our public shareholders by way of redemption, it will be necessary for our directors to pass a board resolution approving the redemption of those ordinary shares and the payment of the proceeds to public shareholders. Such board resolutions are required to confirm that we satisfy the solvency test prescribed by the Companies Act (namely that our assets exceed our liabilities; and that we are able to pay our debts as they fall due). If, after the redemption proceeds are paid to public shareholders, it transpires that our financial position at the time was such that it did not satisfy the solvency test, the Companies Act provides a mechanism by which those proceeds could be recovered from public shareholders. However, the Companies Act also provides for circumstances where such proceeds could not be subject to claw back, namely where (a) the public shareholders received the proceeds in good faith and without knowledge of our failure to satisfy the solvency test; (b) a public shareholder altered its position in reliance of the validity of the payment of the proceeds; or (c) it would be unfair to require repayment of the proceeds in full or at all.

The requirement that we complete our initial business combination within 24 months from the closing of our IPO may give potential target businesses leverage over us in negotiating our initial business combination.

We have 24 months from the closing of our IPO, or May 17, 2019, to complete our initial business combination. Any potential target business with which we enter into negotiations concerning a business combination will be aware of this requirement. Consequently, such target business may obtain leverage over us in negotiating a business combination, knowing that if we do not complete a business combination with that particular target business, we may be unable to complete a business combination with any other target business. This risk will increase as we get closer to the time limit referenced above.

We may not obtain a fairness opinion with respect to the target business that we seek to acquire and therefore investors may be relying solely on the judgment of our board of directors in approving a proposed business combination.

Although we have received a fairness opinion in connection with the proposed Business Combination, we are only required to obtain a fairness opinion with respect to the target business that we seek to acquire if it is an entity that is affiliated with any of our officers, directors or Sponsor. In all other instances, we will have no obligation to obtain an opinion. Accordingly, investors may be relying solely on the judgment of our board of directors in approving a proposed business combination.

We may not be required to obtain an opinion from an independent investment banking firm as to the fair market value of the target business we are seeking to acquire.

We will not be required to obtain an opinion from an independent investment banking firm, or another independent entity that commonly renders valuation opinions on the type of target business we are seeking to acquire, as to the fair market value of such target business if our board of directors independently determines that the target business complies with the 80% threshold. Accordingly, investors will be relying solely on the judgment of our board of directors in valuing such target business or businesses, and our board of directors may not properly value such target business or businesses.

Resources could be spent researching acquisitions that are not consummated, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business.

It is anticipated that the investigation of each specific target business and the negotiation, drafting, and execution of relevant agreements, disclosure documents, and other instruments will require substantial management time and attention and substantial costs for accountants, attorneys and others. If a decision is made not to complete a specific business combination, such as the Business Combination, the costs incurred up to that point for the proposed transaction likely would not be recoverable. Furthermore, even if an agreement is reached relating to a specific target business or businesses, such as those in the proposed Business Combination, we may fail to consummate the business combination for any number of reasons including those beyond our control. Any such event will result in a loss to us of the related costs incurred which could materially adversely affect subsequent attempts to locate and acquire or merge with another business.

We may qualify as a passive foreign investment company, or PFIC, which could result in adverse U.S. federal income tax consequences to U.S. investors.

If we are determined to be a PFIC for any taxable year (or portion thereof) that is included in the holding period of a U.S. Holder of our securities, the U.S. Holder may be subject to increased U.S. federal income tax liability and may be subject to additional reporting requirements. For purposes of this analysis, a US Holder is defined as

● an individual citizen or resident of the United States;

● a corporation (or other entity treated as a corporation for U.S. federal income tax purposes) that is created or organized (or treated as created or organized) in or under the laws of the United States, any state thereof or the District of Columbia;

● an estate whose income is includible in gross income for U.S. federal income tax purposes regardless of its source; or

● a trust if (i) a U.S. court can exercise primary supervision over the trust’s administration and one or more U.S. persons are authorized to control all substantial decisions of the trust, or (ii) it has a valid election in effect under applicable U.S. Treasury regulations to be treated as a U.S. person.

A foreign (i.e., non-U.S.) corporation will be a passive foreign investment company, or PFIC, for U.S. tax purposes if at least 75% of its gross income in a taxable year, including its pro rata share of the gross income of any corporation in which it is considered to own at least 25% of the shares by value, is passive income. Alternatively, a foreign corporation will be a PFIC if at least 50% of its assets in a taxable year of the foreign corporation, ordinarily determined based on fair market value and averaged quarterly over the year, including its pro rata share of the assets of any corporation in which it is considered to own at least 25% of the shares by value, are held for the production of, or produce, passive income. Passive income generally includes dividends, interest, rents and royalties (other than rents or royalties derived from the active conduct of a trade or business) and gains from the disposition of passive assets.

Because we are a blank check company, with no current active business, we believe that it is likely that we have met the PFIC asset or income test beginning with our initial taxable year ending December 31, 2017. However, pursuant to a start-up exception, a corporation will not be a PFIC for the first taxable year the corporation has gross income (in our case, our taxable year ending December 31, 2017), if (1) no predecessor of the corporation was a PFIC; (2) the corporation satisfies the IRS that it will not be a PFIC for either of the first two taxable years following the start-up year (in our case, our taxable years ending December 31, 2018 and December 31, 2019); and (3) the corporation is not in fact a PFIC for either of those years. The applicability of the start-up exception to us will not be known until after the close of our current taxable year ending December 31, 2018. Even if our initial business combination is completed during our taxable year ending December 31, 2018, we may still meet one of the PFIC tests depending on the timing of the acquisition and the amount of our passive income and assets as well as any passive income and assets of the businesses acquired in the business combination. If we do not satisfy the start-up exception, we will likely be considered a PFIC since our date of formation, and will continue to be treated as a PFIC until we no longer satisfy the PFIC tests (and in general, the PFIC rules would continue to apply to any US Holder who held our ordinary shares or warrants at any time we were considered a PFIC). If you made or will make a timely “mark to market” election (as described in the PFIC rules) with respect to you ordinary shares you may avoid the adverse tax consequences of owning PFIC shares. However, such “mark-to-market” election is not available for our warrants. We urge you to consult your own tax adviser regarding the possible application of the PFIC rules in your particular circumstances.

An investment in our securities may result in uncertain U.S. federal income tax consequences.

An investment in our securities may result in uncertain U.S. federal income tax consequences. For instance, because there are no authorities that directly address instruments similar to the units issued in our IPO, the allocation an investor makes with respect to the purchase price of the unit between the ordinary shares and the warrant to purchase one-half of one ordinary share included in each unit could be challenged by the IRS or the courts. Furthermore, the United States federal income tax consequences of a cashless exercise of warrants included in the units sold in our IPO is unclear under current law. See the section titled “Taxation – United States Federal Income Taxation” for a summary of the principal U.S. federal income tax consequences of an investment in our securities. Prospective investors are urged to consult their tax advisors with respect to these and other tax consequences when purchasing, holding or disposing of our securities.

After our initial business combination, it is likely that a majority of our directors and officers will live outside the United States and all of our assets will be located outside the United States; therefore investors may not be able to enforce federal securities laws or their other legal rights.

It is likely that after our initial business combination, a majority of our directors and officers will reside outside of the United States and all of our assets will be located outside of the United States. As a result, it may be difficult, or in some cases not possible, for investors in the United States to enforce their legal rights, to effect service of process upon all of our directors or officers or to enforce judgments of United States courts predicated upon civil liabilities and criminal penalties on our directors and officers under United States laws.

Compliance with the Sarbanes-Oxley Act of 2002 requires substantial financial and management resources and may increase the time and costs of completing an acquisition.

Section 404 of the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, requires that we evaluate and report on our system of internal controls and may require that we have such system of internal controls audited. If we fail to maintain the adequacy of our internal controls, we could be subject to regulatory scrutiny, civil or criminal penalties and/or shareholder litigation. Any inability to provide reliable financial reports could harm our business. Section 404 of the Sarbanes-Oxley Act may require that our independent registered public accounting firm report on management’s evaluation of our system of internal controls. A target company may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition. Furthermore, any failure to implement required new or improved controls, or difficulties encountered in the implementation of adequate controls over our financial processes and reporting in the future, could harm our operating results or cause us to fail to meet our reporting obligations. Inferior internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our stock.

We are an “emerging growth company” and we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make our securities less attractive to investors.

We are an “emerging growth company,” as defined in the JOBS Act. We will remain an “emerging growth company” for up to five years. However, if our non-convertible debt issued within a three-year period exceeds $1.0 million or revenues exceeds $1.07 billion, or the market value of our ordinary shares that are held by non-affiliates exceeds $700 million on the last day of the second fiscal quarter of any given fiscal year, we would cease to be an emerging growth company as of the following fiscal year. As an emerging growth company, we are not being required to comply with the auditor attestation requirements of section 404 of the Sarbanes-Oxley Act, we have reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and we are exempt from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. We cannot predict if investors will find our ordinary shares less attractive because we may rely on these provisions. If some investors find our ordinary shares less attractive as a result, there may be a less active trading market for our shares and our share price may be more volatile.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable. We have elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, we, as an emerging growth company, will not adopt the new or revised standard until the time private companies are required to adopt the new or revised standard. This may make comparison of our financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accountant standards used.

We may re-incorporate in another jurisdiction in connection with our initial business combination, and the laws of such jurisdiction will likely govern all of our material agreements and we may not be able to enforce our legal rights.

In connection with our initial business combination, we may relocate the home jurisdiction of our business from the British Virgin Islands to another jurisdiction. If we determine to do this, the laws of such jurisdiction would likely govern all of our material agreements. The system of laws and the enforcement of existing laws in such jurisdiction may not be as certain in implementation and interpretation as in the United States or the British Virgin Islands. The inability to enforce or obtain a remedy under any of our future agreements could result in a significant loss of business, business opportunities or capital. Any such reincorporation and the international nature of our business will likely subject us to foreign regulation.

Investors may face difficulties in protecting their interests, and their ability to protect their rights through the U.S. federal courts may be limited, because we are formed under British Virgin Islands law.

We are a company formed under the laws of the British Virgin Islands. As a result, it may be difficult for investors to enforce judgments obtained in the United States courts against our directors or officers.

Our corporate affairs will be governed by our amended and restated memorandum and articles of association, the Companies Act and the common law of the British Virgin Islands. The rights of shareholders to take action against the directors, actions by minority shareholders and the fiduciary responsibilities of our directors to us under British Virgin Islands law are governed by the Companies Act and the common law of the British Virgin Islands. The common law of the British Virgin Islands is derived from English common law, and whilst the decisions of the English courts are of persuasive authority, they are not binding on a court in the British Virgin Islands. The rights of our shareholders and the fiduciary responsibilities of our directors under British Virgin Islands law may not be as clearly established as they would be under statutes or judicial precedent in some jurisdictions in the United States. In particular, the British Virgin Islands has a less developed body of securities laws as compared to the United States, and some states, such as Delaware, have more fully developed and judicially interpreted bodies of corporate law. In addition, while statutory provisions do exist in British Virgin Islands law for derivative actions to be brought in certain circumstances, shareholders in BVI companies may not have standing to initiate a shareholder derivative action in a federal court of the United States. The circumstances in which any such action may be brought, and the procedures and defenses that may be available in respect to any such action, may result in the rights of shareholders of a BVI company being more limited than those of shareholders of a company organized in the United States. Accordingly, shareholders may have fewer alternatives available to them if they believe that corporate wrongdoing has occurred.

The British Virgin Islands Courts are also unlikely:

●	to recognize or enforce against us judgments of courts of the United States based on certain civil liability provisions of U.S. securities laws where that liability is in respect of penalties, taxes, fines or similar fiscal or revenue obligations of the company; and

●	to impose liabilities against us, in original actions brought in the British Virgin Islands, based on certain civil liability provisions of U.S. securities laws that are penal in nature.

There is no statutory recognition in the British Virgin Islands of judgments obtained in the United States, although the courts of the British Virgin Islands will in certain circumstances recognize such a foreign judgment and treat it as a cause of action in itself which may be sued upon as a debt at common law so that no retrial of the issues would be necessary provided that:

●	the U.S. court issuing the judgment had jurisdiction in the matter and the company either submitted to such jurisdiction or was resident or carrying on business within such jurisdiction and was duly served with process;

●	the judgment is final and for a liquidated sum;

●	the judgment given by the U.S. court was not in respect of penalties, taxes, fines or similar fiscal or revenue obligations of the company;

●	in obtaining judgment there was no fraud on the part of the person in whose favor judgment was given or on the part of the court;

●	recognition or enforcement of the judgment would not be contrary to public policy in the British Virgin Islands; and

●	the proceedings pursuant to which judgment was obtained were not contrary to natural justice.

In appropriate circumstances, a British Virgin Islands Court may give effect in the British Virgin Islands to other kinds of final foreign judgments such as declaratory orders, orders for performance of contracts and injunctions.

As a result of all of the above, public shareholders may have more difficulty in protecting their interests in the face of actions taken by management or controlling shareholders than they would as public shareholders of a U.S. company. For a discussion of certain differences between the provisions of the Companies Act, remedies available to shareholders and the laws applicable to companies incorporated in the United States and their shareholders, see “British Virgin Islands Company Considerations.”

The provisions of our amended and restated memorandum and articles of association relating to the rights and obligations attaching to our ordinary shares may be amended prior to the consummation of our initial business combination with the approval of the holders of 65% (or 50% if for the purposes of approving, or in conjunction with, the consummation of our initial business combination) of our outstanding ordinary shares attending and voting on such amendment at the relevant meeting, which is a lower amendment threshold than that of many blank check companies. It may be easier for us, therefore, to amend our memorandum and articles of association to facilitate the consummation of our initial business combination that a significant number of our shareholders may not support.

Many blank check companies have a provision in their charter which prohibits the amendment of certain of its provisions, including those which relate to a company’s pre-business combination activity, without approval by a certain percentage of the company’s shareholders. Typically, amendment of these provisions requires approval by between 90% and 100% of the company’s public shareholders. Our amended and restated memorandum and articles of association provide that, prior to the consummation of our initial business combination, the provisions related to pre-business combination activity and the rights and obligations attaching to the ordinary shares may be amended if approved by holders of 65% (or 50% if approved in connection with our initial business combination) of our outstanding ordinary shares attending and voting on such amendment. Prior to our initial business combination, if we seek to amend any provisions of our memorandum and articles of association relating to shareholders’ rights or pre-business combination activity, we will provide dissenting public shareholders with the opportunity to redeem their public shares in connection with any such vote on any proposed amendments to our memorandum and articles of association. Other provisions of our memorandum and articles of association may be amended prior to the consummation of our initial business combination if approved by a majority of the votes of shareholders attending and voting on such amendment or by resolution of the directors. Following the consummation of our initial business combination, the rights and obligations attaching to our ordinary shares and other provisions of our memorandum and articles of association may be amended if approved by a majority of the votes of shareholders attending and voting on such amendment or by resolution of the directors. Our initial shareholders, which beneficially own 20% of our ordinary shares as of the date of this report, will participate in any vote to amend our memorandum and articles of association and will have the discretion to vote in any manner they choose. As a result, we may be able to amend the provisions of our memorandum and articles of association which govern our pre-business combination and the rights and obligations attaching to the ordinary shares more easily that many blank check companies, and this may increase our ability to consummate an initial business combination with which a shareholder does not agree. However, we and our directors and officers have agreed not to propose any amendment to our memorandum and articles of association that would affect the substance and timing of our obligation to redeem the public shares of any public shareholder without the consent of that holder if we are unable to consummate our initial business combination by May 17, 2019.

Our amended and restated memorandum and articles of association permit the board of directors by resolution to create additional classes of securities, including shares with rights, preferences, designations and limitations as they determine which may have an anti-takeover effect.

Our amended and restated memorandum and articles of association permits the board of directors by resolution to amend the memorandum and articles of association to designate rights, preferences, designations and limitations attaching to the preferred shares as they determine in their discretion, without shareholder approval with respect the terms or the issuance. If issued, the rights, preferences, designations and limitations of the preferred shares would be set by the board of directors and could operate to the disadvantage of the outstanding ordinary shares the holders of which would not have any pre-emption rights in respect of such an issue of preferred shares. Such terms could include, among others, preferences as to dividends and distributions on liquidation, or could be used to prevent possible corporate takeovers. We may issue some or all of such preferred shares in connection with our initial business combination. Notwithstanding the foregoing, we and our directors and officers have agreed not to propose any amendment to our memorandum and articles of association that would affect the substance and timing of our obligation to redeem our public shares if we are unable to consummate our initial business combination by May 17, 2019.

Because we must furnish our shareholders with target business financial statements prepared in accordance with or reconciled to U.S. generally accepted accounting principles or international financial reporting standards as issued by the IASB, we will not be able to complete our initial business combination with prospective target businesses unless their financial statements are prepared in accordance with or reconciled to U.S. generally accepted accounting principles or international financial reporting standards as issued by the IASB.

The federal proxy rules require that a proxy statement with respect to a vote on a business combination meeting certain financial significance tests include historical and/or pro forma financial statement disclosure in periodic reports. These financial statements may be required to be prepared in accordance with, or be reconciled to, accounting principles generally accepted in the United States of America, or GAAP, or international financial reporting standards as issued by the IASB, or IFRS, depending on the circumstances, and the historical financial statements may be required to be audited in accordance with the standards of the Public Company Accounting Oversight Board (United States), or PCAOB. We will include the same financial statement disclosure in connection with any tender offer documents we use, whether or not they are required under the tender offer rules. Additionally, to the extent we furnish our shareholders with financial statements prepared in accordance with IFRS, such financial statements will need to be audited in accordance with U.S. GAAP at the time of the consummation of the business combination. These financial statement requirements may limit the pool of potential target businesses we may acquire.

A market for our securities may not develop, which would adversely affect the liquidity and price of our securities.

The price of our securities may vary significantly due to one or more potential business combinations and general market or economic conditions. Furthermore, an active trading market for our securities may never develop or, if developed, it may not be sustained. Investors may be unable to sell their securities unless a market can be established and sustained.

We may face risks related to oil and gas exploration and production companies.

Business combinations with oil and gas exploration and production companies entail special considerations and risks. If we acquire a target business in the oil and gas exploration and production industry, we may be subject to, and possibly adversely affected by, the following risks:

●	our success may be dependent on the prices of oil and natural gas;

●	low oil or natural gas prices and the substantial volatility in these prices may adversely affect our financial condition and our ability to meet our capital expenditure requirements and financial obligations;

●	our exploration, development and exploitation projects may require substantial capital expenditures that may exceed our cash flows from operations and potential borrowings, and we may be unable to obtain needed capital on satisfactory terms, which could adversely affect our future growth;

●	drilling for and producing oil and natural gas are highly speculative and involve a high degree of operational and financial risk, with many uncertainties that could adversely affect our business;

●	we may incur indebtedness which could reduce our financial flexibility, increase interest expense and adversely impact our operations and our unit costs;

●	our operations may be subject to operational hazards and unforeseen interruptions for which we may not be adequately insured;

●	our reserves and production may be concentrated in a few core areas, such that problems in production and markets relating to a particular area could have a material impact on our business;

●	the unavailability or high cost of drilling rigs, completion equipment and services, supplies and personnel could adversely affect our ability to establish and execute exploration and development plans within budget and on a timely basis, which could have a material adverse effect on our financial condition, results of operations and cash flows;

●	our oil and natural gas reserves may be estimated and may not reflect the actual volumes of oil and natural gas we will recover, and significant inaccuracies in these reserves estimates or underlying assumptions could materially affect the quantities and present value of our reserves;

●	our identified drilling locations may be scheduled over several years, making them susceptible to uncertainties that could materially alter the occurrence or timing of their drilling;

●	competition in the oil and natural gas industry is intense, which may make it more difficult for us to acquire properties, market oil and natural gas and secure trained personnel;

●	our competitors may use superior technology and data resources that we may be unable to afford or that would require a costly investment by us in order to compete with them more effectively;

●	strategic relationships upon which we may rely may be subject to change, which may diminish our ability to conduct our operations;

●	the marketability of our production may be dependent upon oil and natural gas gathering, processing and transportation facilities owned and operated by third parties, and the unavailability of satisfactory oil and natural gas gathering, processing and transportation arrangements would have a material adverse effect on our revenue;

●	financial difficulties encountered by our oil and natural gas purchasers, third party operators or other third parties could decrease our cash flows from operations and adversely affect the exploration and development of our prospects and assets;

●	gathering, processing and transportation services are subject to complex federal, state and other laws that could adversely affect the cost, manner or feasibility of conducting our business;

●	a component of our growth may come through acquisitions, and our failure to identify or complete future acquisitions successfully could reduce our earnings and hamper our growth;

●	we may purchase oil and natural gas properties with liabilities or risks that we did not know about or that we did not assess correctly, and, as a result, we could be subject to liabilities that could adversely affect our results of operations;

●	we may incur losses or costs as a result of title deficiencies in the properties in which we invest;

●	we may be required to write down the carrying value of our proved properties under accounting rules and these write-downs could adversely affect our financial condition;

●	hedging transactions, or the lack thereof, may limit our potential gains and could result in financial losses;

●	we may be subject to government regulation and liability, including complex environmental laws, which could require significant expenditures; and

●	we may have difficulty managing growth in our business, which could have a material adverse effect on our business, financial condition, results of operations and cash flows and our ability to execute our business plan in a timely fashion.

Risks Associated with Acquiring and Operating a Business Outside of the United States

If we effect our initial business combination with a company located outside of the United States, we would be subject to a variety of additional risks that may negatively impact our operations.

If we effect our initial business combination with a company located outside of the United States, we would be subject to special considerations or risks associated with companies operating in the target business’s home jurisdiction, including any of the following:

●	laws governing the manner in which future business combinations may be effected;

●	exchange listing and/or delisting requirements;

●	tariffs and trade barriers;

●	regulations related to customs and import/export matters;

●	longer payment cycles;

●	tax issues, such as tax law changes and variations in tax laws as compared to the United States;

●	currency fluctuations and exchange controls;

●	rates of inflation;

●	challenges in collecting accounts receivable;

●	cultural and language differences;

●	employment regulations;

●	crime, strikes, riots, civil disturbances, terrorist attacks and wars; and

●	deterioration of political relations with the United States.

We may not be able to adequately address these additional risks. If we were unable to do so, our operations might suffer.

Because of the costs and difficulties inherent in managing cross-border business operations, our results of operations may be negatively impacted.

Managing a business, operations, personnel or assets in another country is challenging and costly. Any management that we may have (whether based abroad or in the U.S.) may be inexperienced in cross-border business practices and unaware of significant differences in accounting rules, legal regimes and labor practices. Even with a seasoned and experienced management team, the costs and difficulties inherent in managing cross-border business operations, personnel and assets can be significant (and much higher than in a purely domestic business) and may negatively impact our financial and operational performance.

If social unrest, acts of terrorism, regime changes, changes in laws and regulations, political upheaval, or policy changes or enactments occur in a country in which we may operate after we effect our initial business combination, it may result in a negative impact on our business.

Political events in another country may significantly affect our business, assets or operations. Social unrest, acts of terrorism, regime changes, changes in laws and regulations, political upheaval, and policy changes or enactments could negatively impact our business in a particular country.

Many countries have difficult and unpredictable legal systems and underdeveloped laws and regulations that are unclear and subject to corruption and inexperience, which may adversely impact our results of operations and financial condition.

Our ability to seek and enforce legal protections, including with respect to intellectual property and other property rights, or to defend ourselves with regard to legal actions taken against us in a given country, may be difficult or impossible, which could adversely impact our operations, assets or financial condition.

Rules and regulations in many countries are often ambiguous or open to differing interpretation by responsible individuals and agencies at the municipal, state, regional and federal levels. The attitudes and actions of such individuals and agencies are often difficult to predict and inconsistent.

Delay with respect to the enforcement of particular rules and regulations, including those relating to customs, tax, environmental and labor, could cause serious disruption to operations abroad and negatively impact our results.

If relations between the United States and foreign governments deteriorate, it could cause potential target businesses or their goods and services to become less attractive.

The relationship between the United States and foreign governments could be subject to sudden fluctuation and periodic tension. For instance, the United States may announce its intention to impose quotas on certain imports. Such import quotas may adversely affect political relations between the two countries and result in retaliatory countermeasures by the foreign government in industries that may affect our ultimate target business. Changes in political conditions in foreign countries and changes in the state of U.S. relations with such countries are difficult to predict and could adversely affect our operations or cause potential target businesses or their goods and services to become less attractive. Because we are not limited to any specific industry, there is no basis for investors to evaluate the possible extent of any impact on our ultimate operations if relations are strained between the United States and a foreign country in which we acquire a target business or move our principal manufacturing or service operations.

If any dividend is declared in the future and paid in a foreign currency, investors may be taxed on a larger amount in U.S. dollars than the U.S. dollar amount that they will actually ultimately receive.

If an investor is a U.S. holder of our ordinary shares, he/she will be taxed on the U.S. dollar value of your dividends, if any, at the time you receive them, even if you actually receive a smaller amount of U.S. dollars when the payment is in fact redeemed into U.S. dollars. Specifically, if a dividend is declared and paid in a foreign currency, the amount of the dividend distribution that such investor must include in his/her income as a U.S. holder will be the U.S. dollar value of the payments made in the foreign currency, determined at the spot rate of the foreign currency to the U.S. dollar on the date the dividend distribution is includible in your income, regardless of whether the payment is in fact redeemed into U.S. dollars. Thus, if the value of the foreign currency decreases before such investor actually redeems the currency into U.S. dollars, he/she will be taxed on a larger amount in U.S. dollars than the U.S. dollar amount that he/she will actually ultimately receive.

If our management following our initial business combination is unfamiliar with United States securities laws, they may have to expend time and resources becoming familiar with such laws, which could lead to various regulatory issues.

Following our initial business combination, our management may resign from their positions as officers or directors of the company and the management of the target business at the time of the business combination could remain in place. Management of the target business may not be familiar with United States securities laws. If new management is unfamiliar with our laws, they may have to expend time and resources becoming familiar with such laws. This could be expensive and time-consuming and could lead to various regulatory issues, which may adversely affect our operations.

Currency policies may cause a target business’s ability to succeed in the international markets to be diminished.

In the event we acquire a non-U.S. target, all revenues and income would likely be received in a foreign currency, the dollar equivalent of our net assets and distributions, if any, could be adversely affected by reductions in the value of the local currency. The value of the currencies in our target regions fluctuate and are affected by, among other things, changes in political and economic conditions. Any change in the relative value of such currency against our reporting currency may affect the attractiveness of any target business or, following consummation of our initial business combination, our financial condition and results of operations. Additionally, if a currency appreciates in value against the dollar prior to the consummation of our initial business combination, the cost of a target business as measured in dollars will increase, which may make it less likely that we are able to consummate such transaction.

Because foreign law could govern almost all of our material agreements, we may not be able to enforce our rights within such jurisdiction or elsewhere, which could result in a significant loss of business, business opportunities or capital.

Foreign law could govern almost all of our material agreements. The target business may not be able to enforce any of its material agreements or enforce remedies for breaches of those agreements outside of such foreign jurisdiction’s legal system. The system of laws and the enforcement of existing laws and contracts in such jurisdiction may not be as certain in implementation and interpretation as in the United States. As a result, the inability to enforce or obtain a remedy under any of our future agreements could result in a significant loss of business and business opportunities.

Item 1B.	Unresolved Staff Comments

Not applicable.

Item 2.	Properties

We do not own any real estate or other physical properties materially important to our operation. Our executive office is located at 777 Post Oak Blvd., Suite 730, Houston, Texas 77056. The cost for this space is included in the $10,000 per month fee that we pay an affiliate of our Sponsor for office space, utilities and secretarial and administrative services. We consider our current office space adequate for our current operations.

Item 3.	Legal Proceedings

To the knowledge of our management, there is no litigation currently pending or contemplated against us, any of our officers or directors in their capacity as such or against any of our property.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

(a) Market Information

Our ordinary shares and warrants are currently listed on the NASDAQ Capital Market under the symbols “NESR” and “NESRW,” respectively. Our ordinary shares and warrants each commenced separate public trading on June 5, 2017.

The table below sets forth, for the calendar quarters indicated, the high and low bid prices of our ordinary shares and warrants as reported on the NASDAQ for the period June 5, 2017 through March 23, 2018.

	Ordinary Shares		Warrants
Period	Low	High	Low	High
June 5 through June 30, 2017	$9.39	$9.62	$0.38	$0.60
July 1 through September 30, 2017	$9.51	$9.68	$0.40	$0.60
October 1 through December 31, 2017	$9.51	$9.99	$0.43	$0.85
January 1 through March 31, 2018 (1)	$9.89	$9.98	$0.77	$1.10

(1) through March 23, 2018.

On March 23, 2018, our ordinary shares had a closing price of $9.96 and our warrants had a closing price of $1.02.

(b) Holders

On March 23, 2018, there were 2 holders of record of our ordinary shares and 2 holders of record of our warrants.

(c) Dividends

We have not paid any cash dividends on our ordinary shares to date and do not intend to pay cash dividends prior to the completion of our initial business combination. The payment of cash dividends in the future will be dependent upon our revenues and earnings, if any, capital requirements and general financial condition subsequent to completion of our initial business combination. The payment of any cash dividends subsequent to our initial business combination will be within the discretion of our board of directors at such time. In addition, our board of directors is not currently contemplating and does not anticipate declaring any stock dividends in the foreseeable future. Further, if we incur any indebtedness in connection with our initial business combination, our ability to declare dividends may be limited by restrictive covenants we may agree to in connection therewith.

(d) Securities Authorized for Issuance Under Equity Compensation Plans

See the Proxy Statement for a discussion of National Energy Services Reunited Corp. 2018 Long Term Incentive Plan (the “LTIP”) that we will submit to our shareholders for approval in connection with the proposed Business Combination. A total of 5,000,000 ordinary shares will be reserved for issuance under the LTIP.

(e) Recent Sales of Unregistered Securities

None.

(f) Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 6.	Selected Financial Data

The following table sets forth selected historical financial information derived from our audited financial statements included elsewhere in this report for the period from January 23, 2017 (inception) to December 31, 2017. You should read the following selected financial data in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the financial statements and the related notes appearing elsewhere in this report.

For the Period from January 23, 2017 (inception) through December 31, 2017
Income Statement Data:
Loss from operations	$(4,214,790)
Net loss	(2,864,031)
Basic and diluted loss per share	(0.40)

As of December 31, 2017
Balance Sheet Data:
Cash	$741,096
Cash and marketable securities held in trust account	230,554,024
Total assets	231,422,540
Ordinary shares subject to possible redemption	164,281,449
Total shareholders’ equity	54,644,362

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this report.

References to the “Company,” “us” or “we” refer to National Energy Services Reunited Corp.

Special Note Regarding Forward-Looking Statements

All statements other than statements of historical fact included in this Form 10-K including, without limitation, statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. When used in this Form 10-K, words such as “anticipate,” “believe,” “estimate,” “expect,” “intend” and similar expressions, as they relate to us or the Company’s management, identify forward-looking statements. Such forward-looking statements are based on the beliefs of management, as well as assumptions made by, and information currently available to, the Company’s management. Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors detailed in our filings with the SEC.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and the notes thereto contained elsewhere in this report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Overview

We are a blank check company incorporated on January 23, 2017 in the British Virgin Islands and formed for the purpose of entering into a merger, share exchange, asset acquisition, stock purchase, recapitalization, reorganization or other similar business combination with one or more target businesses. We intend to effectuate our initial business combination using cash from the proceeds of our IPO and the sale of the private warrants that occurred simultaneously with the completion of our IPO, our capital stock, debt or a combination of cash, stock and debt.

The issuance of additional ordinary shares or preferred stock:

●	may significantly reduce the equity interest of our shareholders;

●	may subordinate the rights of holders of ordinary shares if we issue shares of preferred stock with rights senior to those afforded to our ordinary shares;

●	will likely cause a change in control if a substantial number of our ordinary shares are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and most likely will also result in the resignation or removal of our present officers and directors; and

●	may adversely affect prevailing market prices for our securities.

Similarly, if we issue debt securities, it could result in:

●	default and foreclosure on our assets if our operating revenues after an initial business combination are insufficient to pay our debt obligations;

●	acceleration of our obligations to repay the indebtedness even if we have made all principal and interest payments when due if the debt security contains covenants that required the maintenance of certain financial ratios or reserves and we breach any such covenant without a waiver or renegotiation of that covenant;

●	our immediate payment of all principal and accrued interest, if any, if the debt security is payable on demand; and

●	our inability to obtain additional financing, if necessary, if the debt security contains covenants restricting our ability to obtain additional financing while such security is outstanding.

We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to raise capital or to complete a business combination will be successful.

Recent Events

On November 12, 2017, we announced that we had entered into definitive agreements to acquire GES and NPS, leading regional oilfield services companies offering a mix of drilling, completion and production services and equipment in the Middle East and North Africa (“MENA”) and Asia Pacific regions. Following closing, our primary operating locations will be in Dammam, Saudi Arabia, Muscat, Oman and Dubai, UAE with local headquarters in Houston, Texas. We will employ more than 3,000 people in more than a dozen countries across the region. The transaction is subject to stockholder approval and other customary closing conditions. See our Current Report on Form 8-K filed with the SEC on November 16, 2017 for further information.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from January 23, 2017 (inception) through December 31, 2017 were organizational activities and those necessary to consummate the IPO, described below, identifying a target company for a business combination and activities in connection with the proposed business combination. We do not expect to generate any operating revenues until after the completion of our business combination. We expect to generate non-operating income in the form of interest income on cash and marketable securities held after the IPO. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the period from January 23, 2017 (inception) through December 31, 2017, we had net loss of $2,864,031 consisting of operating costs of $4,214,790 and an unrealized loss on marketable securities held in our trust account of $2,800, offset by interest income on marketable securities held in our trust account of $1,339,824, interest income on our operating account of $3,699 and the change in the fair value of the deferred underwriting fee liability of $10,036.

Liquidity and Capital Resources

On May 17, 2017, we consummated the IPO of 21,000,000 Units, at a price of $10.00 per Unit, generating gross proceeds of $210,000,000. Simultaneously with the closing of the IPO, we consummated the sale of 11,850,000 Private Warrants to our Sponsor at a price of $0.50 per warrant, generating gross proceeds of $5,925,000.

On May 30, 2017, in connection with the underwriters’ partial exercise of their over-allotment option, we consummated the sale of an additional 1,921,700 Units and the sale of an additional 768,680 Private Warrants, generating total gross proceeds of $19,601,340.

Following the IPO and the partial exercise of the over-allotment option, a total of $229,217,000 was placed in the trust account. We incurred $13,761,498 in IPO related costs, including $4,014,340 of underwriting fees, $9,032,265 of deferred underwriting fees and $714,893 of IPO costs.

As of December 31, 2017, we had marketable securities held in the trust account of $230,554,024, substantially all of which is invested in U.S. treasury bills with a maturity of 180 days or less. Interest income earned on the balance in the trust account may be available to us to pay taxes. Through December 31, 2017, we have not withdrawn interest income from the trust account.

As of December 31, 2017, we had cash of $741,096 held outside the trust account, which is available for use by us to cover the costs associated with identifying a target business, negotiating a business combination, due diligence procedures and other general corporate uses. In addition, as of December 31, 2017, we had accounts payable and accrued expenses of $3,473,511. We have entered into a fee arrangement with a service provider pursuant to which certain fees incurred by us in connection with a potential business combination will be deferred and become payable only if we consummate a business combination. If a business combination does not occur, we will not be required to pay these contingent fees. As of December 31, 2017, the amount of these contingent fees was approximately $1,382,000. To the extent a business combination is consummated, we anticipate incurring a significant amount of additional costs. There can be no assurances that we will complete any business combination.

For the period from January 23, 2017 (inception) through December 31, 2017, cash used in operating activities amounted to $865,000, mainly resulting from net loss of $2,864,031, interest earned on marketable securities held in the trust account of $1,339,824 and the change in the fair value of the deferred underwriting fee liability of $10,036, offset by an unrealized loss on marketable securities held in the trust account of $2,800. Changes in our operating assets and liabilities provided cash of $3,346,091.

We intend to use substantially all of the net proceeds of the IPO, including the funds held in the trust account, to acquire a target business or businesses and to pay our expenses relating thereto. To the extent that our shares are used in whole or in part as consideration to effect our initial business combination, the remaining proceeds held in the trust account as well as any other net proceeds not expended will be used as working capital. Such working capital funds could be used in a variety of ways including continuing or expanding the target business’s operations, for strategic acquisitions and for marketing, research and development of existing or new products. Such funds could also be used to repay any operating expenses or finders’ fees which we had incurred prior to the completion of our initial business combination if the funds available to us outside of the trust account were insufficient to cover such expenses.

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

As of December 31, 2017, we had $741,096 in cash and a working capital deficit of $2,605,984. We have not generated operating revenues, nor do we expect to generate operating revenues until the consummation of an initial business combination. Our Sponsor or certain of our officers and directors are not under any obligation to advance us funds, or to invest in us. Accordingly, we may not be able to obtain additional financing. If we are unable to raise additional capital, we may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. We cannot provide any assurance that new financing will be available to us on commercially acceptable terms, if at all. These conditions raise substantial doubt about our ability to continue as a going concern.

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

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. The Company has identified the following critical accounting policy:

Ordinary shares subject to possible redemption

We account for our ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. Our ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, at December 31, 2017, ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity section of our balance sheet.

Recent accounting pronouncements

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 8.	Financial Statements and Supplementary Data

Reference is made to Pages F-1 through F-18 comprising a portion of this Annual Report on Form 10-K.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of December 31, 2017, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of December 31, 2017, our disclosure controls and procedures were effective.

We do not expect that our disclosure controls and procedures will prevent all errors and all instances of fraud. Disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Further, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and the benefits must be considered relative to their costs. Because of the inherent limitations in all disclosure controls and procedures, no evaluation of disclosure controls and procedures can provide absolute assurance that we have detected all our control deficiencies and instances of fraud, if any. The design of disclosure controls and procedures also is based partly on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Management’s Report on Internal Controls over Financial Reporting

This report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our registered public accounting firm due to a transition period established by the rules of the Securities and Exchange Commission for newly public companies.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

As of the date of this report, our directors and officers are as follows:

Name	Age	Position
Sherif Foda	48	Chief Executive Officer and Chairman of the Board
Thomas Wood	60	Chief Financial Officer and a Director
Antonio J. Campo Mejia	60	Independent Director
Hala Zeibak	37	Independent Director

Sherif Foda has served as our Chief Executive Officer and Chairman since our inception. He has more than 24 years of professional experience in the oil and gas industry working for Schlumberger Limited (NYSE: SLB) (“Schlumberger”) around the world, particularly in the Middle East, Europe and the US. From June 2016 to January 2018, he served as Senior Advisor to the Chairman of Schlumberger. From July 2013 through June 2016, he has served as an officer and the President of the Production Group of Schlumberger. From June 2011 to June 2013, he served as the President of Schlumberger Europe and Africa. From June 2009 to June 2011, he served as Schlumberger’s Vice President and Managing Director of the Arabian market: Saudi Arabia, Kuwait and Bahrain. From July 2007 to May 2009, he served as Schlumberger’s Worldwide Vice President for Well Intervention. From 2005 to 2007, he was Schlumberger’s Vice President for Europe, Caspian and Africa. From 2002 to 2005, he served as the Managing Director of Schlumberger in Oman. In 2001, he served as Schlumberger’s Operations Manager for UAE, Qatar, Yemen and the Arabian Gulf. He started his career in 1993 with Schlumberger, working on the offshore fields in the Red Sea, then transferred to Germany for two years, then served as the general manager of operations in Eastern Europe countries (mainly Poland, Lithuania, Romania and Hungary). Prior to working in the oil and gas industry, he worked in the information technology and computer industry for two years in Egypt. He graduated in 1991 from Ain Shams University in Cairo, Faculty of Engineering, and he holds a BSc double major in Electronics and Automatic control. Mr. Foda is a board member of Energy Recovery, Inc. (NASDAQ: ERII), a technology company based in California. Also, he serves on the board of Trustees of Awty International School in Houston, and is a board member for Al Fanar Venture philanthropy in London.

We believe that Mr. Foda is qualified to serve on our Board of Directors because of his extensive experience in the oil and gas industry including approximately 24 years with Schlumberger and his extensive oil field services industry experience throughout the MENA region and globally and as an executive and board member.

Thomas Wood has served as a director since our inception and has served as our Chief Financial Officer from inception until October 2017 and from November 29, 2017 until the present. He is an entrepreneur with over 35 years of experience in establishing and growing public and private companies that provide or use oil and gas contract drilling services. Since December 1990, he has served as the Chief Executive Officer of Round Up Resource Service Inc., a private investment company. Mr. Wood founded Xtreme Drilling Corp. (TSX:XDC), an onshore drilling and coil tubing technology company, in May 2005 and served as its Executive Chairman until May 2011 and its Chief Executive Officer and Director from May 2011 through August 2016. He is the founder of Savanna Energy Services Corp. (TSE: SVY), a North American energy services provider, where he served as the Chairman from 2001 to March 2005. He also served as Director at various companies engaged in the exploration and production of junior oil and gas, including Wrangler West Energy Corp. from April 2001 to 2014; New Syrus Capital Corporation from 1998 to 2001 and Player Petroleum Corporation from 1997 to 2001. In addition, Mr. Wood served as the President, Drilling and Wellbore Service, of Plains Energy Services Ltd. from 1997 to 2000 and Wrangler Pressure Control from 1998 to 2001. He served as the President of Round-Up Well Servicing Inc. from 1988 to 1997 and Vice President of Shelby Drilling from 1981 to 1987. Mr. Wood holds a BA in Economics from University of Calgary.

We believe that Mr. Wood is qualified to serve on our Board of Directors because of his extensive experience in the oil and gas industry, his experience as an entrepreneur and building public companies and high growth organizations.

Antonio J. Campo Mejia, who has been an independent director since May 12, 2017, has been a non-executive director of the Supervisory Board of Fugro N.V. (Euronext: FUR), a company providing geotechnical, survey, subsea and geosciences services, since 2014 and Vice-Chairman of Basin Holdings, a global holding company focused on providing products and services to energy and industrial customers since 2012. From 2012 to 2013, Mr. Campo Mejia served as non-executive director at Integra Group, an oilfield services company mainly active in Russia and the Commonwealth of Independent States, and served as its Chief Executive Officer from 2009 to 2012. Mr. Campo Mejia also served as non-executive director at Basin Supply LP, Basin Tools LP and Basin Energy Services LP from 2009 to 2014. Prior to that, Mr. Campo Mejia spent 28 years of his professional career at Schlumberger, the world’s leading oilfield services company in a multitude of senior management positions in different parts of the world. Mr. Campo Mejia served as the President of Latin America for Oilfield Services of Schlumberger from 2006 to 2008. Mr. Campo Mejia served as President of Europe & Africa, Schlumberger Oilfield Services from 2003 to 2006. From 2000 to 2006, he was the President of Schlumberger’s Integrated Project Management business responsible for the worldwide operations in this service line. From 1999 to 2000, Mr. Campo Mejia served as Schlumberger’s Director of Personnel for the Reservoir Management Group in Houston, Texas. From 1997 to 1999, he was Schlumberger’s Vice President of Oilfield Services Latin America South managing a full range of services in the region. In his career prior to 1997, Mr. Campo Mejia held a number of senior management and technical positions in Schlumberger’s wireline business. Mr. Campo Mejia received his bachelor’s degree in Electronic Engineering from Pontificia Universidad Javeriana in 1980.

We believe that Mr. Campo Mejia is qualified to serve on our Board of Directors because of his extensive experience in the oil and gas industry and his experience as an executive in oilfield services and board member of multinational companies.

Hala Zeibak, who has been an independent director since May 12, 2017, is director of investments at Olayan Europe Limited, the investment advisory arm of The Olayan Group for the United Kingdom, Europe and Asia. The Olayan Group is a private multinational enterprise with a managed portfolio of international investments and diverse commercial and industrial operations in the Middle East. Ms. Zeibak joined The Olayan Group in July 2005 and initially worked at Olayan America in New York. She transferred to Olayan Europe in London in January 2011. Ms. Zeibak’s focus is on public and private equity investments primarily in the energy and affiliated sectors, including oil, gas, power, commodities and industrials. She is a member of the Oxford Energy Policy Club. Ms. Zeibak received a BA in Economics from Tufts University in 2003, graduating Summa Cum Laude with membership in the Phi Beta Kappa Society. She went on to earn a master’s degree in 2005 from the Fletcher School of Law & Diplomacy at Tufts.

We believe that Ms. Zeibak is qualified to serve on our Board of Directors because of her extensive experience in the investment community and with diverse industries and multinational operations including MENA.

Number and Terms of Office of Officers and Directors

We are managed under the direction of our Board of Directors, which currently consists of four directors. Our Board of Directors is divided into two classes with only one class of directors being elected in each year and each class (except for those directors appointed prior to our first annual meeting of shareholders) serving a two-year term. The term of office of the first class of directors, consisting of Mr. Campo Mejia and Ms. Zeibak, will expire at our first annual meeting of shareholders. The term of office of the second class of directors, consisting of Messrs. Foda and Wood, will expire at the second annual meeting of shareholders. We do not currently intend to hold an annual meeting of shareholders until after we consummate our initial business combination (unless we do not consummate the Merger or an alternative business combination prior to May 17, 2019, in which case NASDAQ rules require that we hold an annual meeting prior to December 31, 2018).

Officers are appointed by the Board of Directors and serve at the discretion of the board, rather than for specific terms of office.

Director Independence

NASDAQ listing standards require that a majority of our Board of Directors be independent as long as we are not a controlled company. An “independent director” is defined under the NASDAQ rules generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship which in the opinion of the company’s Board of Directors, would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. Our Board of Directors has determined that Mr. Campo and Ms. Zeibak are “independent directors” as defined in the NASDAQ listing standards and applicable SEC rules. Our independent directors will have regularly scheduled meetings at which only independent directors are present.

Committees of the Board of Directors

Audit Committee

We have established an audit committee of the Board of Directors. Mr. Campo Mejia, Ms. Zeibak and Mr. Wood currently serve as members of our audit committee. Mr. Campo Mejia serves as chairman of the audit committee. Under the NASDAQ listing standards and applicable SEC rules, we are required to have three members of the audit committee, all of whom must be independent. Mr. Campo Mejia and Ms. Zeibak are each independent under applicable NASDAQ and SEC rules.

Each member of the audit committee is financially literate and our Board of Directors has determined that Mr. Campo Mejia qualifies as an “audit committee financial expert” as defined in applicable SEC rules.

Responsibilities of the audit committee include:

●	reviewing and discussing with management and the independent auditor the annual audited financial statements, and recommending to the Board of Directors whether the audited financial statements should be included in our Form 10-K;

●	reviewing and discussing with management and our independent auditor our quarterly financial statements prior to the filing of our Form 10-Qs, including the results of the independent auditor’s review of the quarterly financial statements;

●	discussing with management and the independent auditor significant financial reporting issues and judgments made in connection with the preparation of our financial statements;

●	discussing with management major risk assessment and risk management policies;

●	monitoring the independence of the independent auditor;

●	verifying the rotation of the lead (or coordinating) audit partner having primary responsibility for the audit and the audit partner responsible for reviewing the audit as required by law;

●	reviewing and approving all related-party transactions;

●	inquiring and discussing with management our compliance with applicable laws and regulations;

●	pre-approving all audit services and permitted non-audit services to be performed by our independent auditor, including the fees and terms of the services to be performed;

●	appointing or replacing the independent auditor;

●	determining the compensation and oversight of the work of the independent auditor (including resolution of disagreements between management and the independent auditor regarding financial reporting) for the purpose of preparing or issuing an audit report or related work;

●	establishing procedures for the receipt, retention and treatment of complaints received by us regarding accounting, internal accounting controls or reports which raise material issues regarding our financial statements or accounting policies; and

●	approving reimbursement of expenses incurred by our management team in identifying potential target businesses.

Compensation Committee

The Board of Directors has formed a compensation committee of the Board of Directors. The current members of our Compensation Committee are Mr. Campo Mejia, Ms. Zeibak, and Mr. Wood. Mr. Campo Mejia and Ms. Zeibak are each independent under applicable NASDAQ and SEC rules. We have adopted a compensation committee charter, which details the principal functions of the compensation committee, including:

●	reviewing and approving on an annual basis the corporate goals and objectives relevant to our Chief Executive Officer’s compensation, evaluating our Chief Executive Officer’s performance in light of such goals and objectives and determining and approving the remuneration (if any) of our Chief Executive Officer’s based on such evaluation;

●	reviewing and approving the compensation of all of our other executive officers;

●	reviewing our executive compensation policies and plans;

●	implementing and administering our incentive compensation equity-based remuneration plans;

●	assisting management in complying with our proxy statement and annual report disclosure requirements;

●	approving all special perquisites, special cash payments and other special compensation and benefit arrangements for our executive officers and employees;

●	if required, producing a report on executive compensation to be included in our annual proxy statement; and

●	reviewing, evaluating and recommending changes, if appropriate, to the remuneration for directors.

The charter also provides that the compensation committee may, in its sole discretion, retain or obtain the advice of a compensation consultant, legal counsel or other adviser and will be directly responsible for the appointment, compensation and oversight of the work of any such adviser. However, before engaging or receiving advice from a compensation consultant, external legal counsel or any other adviser, the compensation committee will consider the independence of each such adviser, including the factors required by NASDAQ and the SEC.

Nominating Committee

The Board of Directors has formed a nominating committee of the Board of Directors. The current members of our nominating committee are Mr. Campo Mejia and Ms. Zeibak, each of whom is an independent director. The nominating committee is responsible for overseeing the selection of persons to be nominated to serve on our Board of Directors. The nominating committee considers persons identified by its members, management, shareholders, investment bankers and others.

Guidelines for Selecting Director Nominees

The guidelines for selecting nominees, which are specified in the Nominating Committee Charter, generally provide that persons to be nominated:

●	should have demonstrated notable or significant achievements in business, education or public service;

●	should possess the requisite intelligence, education and experience to make a significant contribution to the board of directors and bring a range of skills, diverse perspectives and backgrounds to its deliberations; and

●	should have the highest ethical standards, a strong sense of professionalism and intense dedication to serving the interests of our shareholders.

The Nominating Committee will consider a number of qualifications relating to management and leadership experience, background and integrity and professionalism in evaluating a person’s candidacy for membership on the board of directors. The nominating committee may require certain skills or attributes, such as financial or accounting experience, to meet specific board needs that arise from time to time and will also consider the overall experience and makeup of its members to obtain a broad and diverse mix of board members. The nominating committee does not distinguish among nominees recommended by shareholders and other persons.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our officers, directors and persons who beneficially own more than ten percent of our ordinary shares to file reports of ownership and changes in ownership with the SEC. These reporting persons are also required to furnish us with copies of all Section 16(a) forms they file. Based solely upon a review of such forms, we believe that during the year ended December 31, 2017 there were no delinquent filers.

Code of Ethics

We have adopted a code of ethics that applies to our officers and directors. We have filed copies of our code of ethics, our audit committee charter, our compensation committee charter and our nominating committee charter as exhibits to our registration statement in connection with our IPO. You may review these documents by accessing our public filings at the SEC’s web site at www.sec.gov. In addition, a copy of the code of ethics will be provided without charge upon request to us.

Item 11.	Executive Compensation

None of our executive officers has been paid cash compensation in connection with services rendered to the Company for the period from January 23, 2017 (inception) through December 31, 2017. Our Sponsor, executive officers and directors, or any of their respective affiliates, have been reimbursed and will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations as well as traveling to and from the offices, plants or similar locations of prospective target businesses to examine their operations.

To the extent that any incentive stock compensation plan is adopted by the Company for its employees, Sherif Foda in his capacity as CEO shall not participate in any such incentive stock compensation plan during 2018. The Compensation Committee will set compensation after completion of an initial business combination.

After the completion of our initial business combination, directors or members of our management team who remain with us may be paid consulting, management or other fees from the combined company. All of these fees will be fully disclosed to shareholders, to the extent then known and as required by the rules and regulations of the SEC.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information regarding the beneficial ownership of our ordinary shares as of March 23, 2018 based on information obtained from the persons named below, with respect to the beneficial ownership of shares of our ordinary shares, by:

●	each person known by us to be the beneficial owner of more than 5% of our outstanding ordinary shares;

●	each of our executive officers and directors that beneficially owns our ordinary shares; and

●	all our executive officers and directors as a group.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all ordinary shares beneficially owned by them.

	Ordinary Shares
Name and Address of Beneficial Owner (1)	Number of Shares Beneficially Owned	% of Class
Sherif Foda (2)	5,730,425	20.0%
Thomas D. Wood (2)	5,730,425	20.0%
Antonio J Campo Meijia	—	—
Hala Zeibak	—	—
All directors and offers as a group (4 persons total)	5,730,425	20.0%
NESR Holding Ltd (2)	5,730,425	20.0%
Competrol Establishment (3)	3,000,000	10.5%
K2 Principal Fund, LP (4)	2,000,000	5.3%
MMCAP International Inc. SPC (5)	5,740,094	9.9%

*	Less than 1 percent.

(1)	Unless otherwise noted, the business address of each of the following entities or individuals is c/o NESR, 777 Post Oak Blvd., Suite 730, Houston, Texas 77056.

(2)	Represents ordinary shares held directly by NESR Holdings Ltd., our Sponsor. Excludes ordinary shares underlying the private warrants held or to be held by our officers or Sponsor because these securities are not exercisable within 60 days of this report. Sherif Foda and Thomas Wood are shareholders and directors of NESR Holdings Ltd. and share voting and dispositive control over the securities held by our Sponsor, and thus share beneficial ownership of such securities. Each of Messrs. Foda and Wood disclaims beneficial ownership over any securities owned by our Sponsor in which he does not have any pecuniary interest.

(3)	Each of Olayan International Limited, Olayan Investments Company Establishment and Competrol Establishment are part of the Olayan Group and may be deemed to have sole voting and dispositive power with respect to such shares.

(4)	According to a Schedule 13G/A filed with the SEC on February 9, 2018 on behalf of Daniel Gosselin, Shawn Kimel Investments, Inc., an Ontario corporation (“SKI”), The K2 Principal Fund, L.P., an Ontario limited partnership (the “Fund”), K2 GenPar L.P., an Ontario limited partnership (the “GP”), K2 GenPar 2009 Inc., an Ontario corporation (“GenPar 2009”), and K2 & Associates Investment Management Inc., an Ontario corporation (“K2 & Associates”). The GP is the general partner of the Fund, and GenPar 2009 is the general partner of the GP. GenPar 2009 is a direct wholly-owned subsidiary of SKI. K2 & Associates is a direct 66.5% owned subsidiary of SKI, and is the investment manager of the Fund. Mr. Gosselin is president of each of SKI, the GP, GenPar 2009 and K2 and Associates, and exercises ultimate voting and investment powers over the 1,513,701 shares that are held of record by The K2 Principal Fund, L.P.

(5)	According to a Schedule 13G filed with the SEC on February 14, 2018 on behalf of MMCAP International Inc. SPC, a Cayman Islands company, and MM Asset Management Inc., an Ontario corporation, which entities share voting and investment powers over the shares reported herein. Includes 3,511,566 ordinary shares in aggregate underlying warrants which are beneficially owned by the reporting persons and included pursuant to Rule 13d-3(d)(1)(i) of the Securities Exchange Act of 1934, as amended. The warrants are not exercisable if, as a result of an exercise, the holder would then become a “ten percent beneficial owner” of the Issuer’s common stock, as defined in Rule 16a-2 under the Securities Exchange Act of 1934, as amended.

Changes in Control

N/A

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Certain Relationships and Related Transactions

Founder Shares

On February 9, 2017, the Company issued an aggregate of 5,750,000 ordinary shares to the Sponsor for an aggregate purchase price of $25,000. On May 11, 2017, the Company effectuated a 1.05-for-1 subdivision of its ordinary shares, resulting in an aggregate of 6,037,500 Founder Shares being held by the Sponsor of these 6,037,500 shares, an aggregate of up to 787,500 ordinary shares were subject to forfeiture by the Sponsor to the extent that the underwriters’ over-allotment was not exercised in full or in part, so that the Sponsor would own 20% of the Company’s issued and outstanding shares after the IPO. As a result of the underwriters’ election to partially exercise their over-allotment option on May 30, 2017, 480,425 Founder Shares are no longer subject to forfeiture. The underwriters elected not to exercise the remaining portion of the over-allotment option and, therefore, 307,075 Founder Shares were forfeited.

Sponsor maintained legal and voting rights to the Founder Shares while Mr. Foda and Mr. Wood maintained control of beneficial ownership. The Sponsor has agreed that, subject to certain limited exceptions, its Founder Shares will not be transferred, assigned or sold until one year after the date of the consummation of an initial business combination or earlier if, subsequent to a initial business combination, the last sales price of the Company’s ordinary shares equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations and recapitalizations) for any 20 trading days within any 30-trading day period commencing 150 days after an initial business combination. Before the IPO, Mr. Foda and Mr. Wood, as beneficial owners of shares issued to Sponsor to maintain voting control, assigned beneficial ownership to some Founder Shares to certain key persons facilitating the organization of the IPO.

Private Warrants

Simultaneously with the consummation of the IPO, the Company consummated the private placement (“Private Placement”) of 11,850,000 warrants (“private warrants”) at a price of $0.50 per private warrant, generating total proceeds of $5,925,000. Additionally, on May 30, 2017, in connection with the underwriters’ election to partially exercise their over-allotment option in the IPO, the Company consummated the sale of an additional 768,680 private warrants at $0.50 per warrant, generating total gross proceeds of $384,340. The private warrants, which were purchased by the Company’s Sponsor, are substantially similar to the public warrants, except that if held by the original holders or their permitted assigns, they (i) may be exercised for cash or on a cashless basis, (ii) are not subject to being called for redemption and (iii) subject to certain limited exceptions, will be subject to transfer restrictions until 30 days following the consummation of the Company’s initial business combination. If the private warrants are held by holders other than its initial holders, the private warrants will be redeemable by the Company and exercisable by holders on the same basis as the public warrants. The proceeds from the Private Placement were added to the proceeds from our IPO held in the trust account. If we do not complete a business combination by May 17, 2019, the proceeds of the sale of the private warrants will be used to fund the redemption of the public shares (subject to the requirements of applicable law) and the private warrants will expire worthless.

Related Party Advances

During the period from January 23, 2017 (inception) through May 17, 2017, the Sponsor advanced the Company an aggregate of $193,899 for costs associated with its IPO and for working capital purposes. The advances are non-interest bearing, unsecured and due on demand. As of December 31, 2017, the company has repaid $192,910 of such advances. Advances amounting to $989 were outstanding as of December 31, 2017.

Promissory Note — Related Party

On February 10, 2017, the Company entered into a promissory note with the Sponsor, whereby the Sponsor agreed to loan the Company up to an aggregate of $300,000 (the “Promissory Note”) to be used in part for expenses incurred in connection with the IPO. The Promissory Note was non-interest bearing, unsecured and due on the earlier of June 30, 2017 or the closing of the IPO. The Promissory Note was repaid upon the consummation of the IPO on May 17, 2017.

Administrative Service Fee

The Company entered into an agreement whereby, commencing on May 17, 2017 through the earlier of the consummation of a Business Combination or the Company’s liquidation, the Company will pay the Sponsor a monthly fee of $10,000 for office space, utilities and administrative support. For the period from January 23, 2017 (inception) through December 31, 2017, the Company incurred $80,000 in fees for these services, which such amount is included in operating costs in the accompanying statements of operations and in accrued expenses in the accompanying balance sheet at December 31, 2017.

Related Party Loans

In order to finance transaction costs in connection with an initial business combination, the Sponsor, the Company’s officers, directors or their affiliates may, but are not obligated to, loan the Company funds from time to time or at any time, as may be required (“Working Capital Loans”). Each Working Capital Loan would be evidenced by a promissory note. The Working Capital Loans would either be paid upon consummation of an initial business combination, without interest, or, at the holder’s discretion, up to $1,500,000 of the Working Capital Loans may be converted into private warrants at a price of $0.50 per warrant. There were no Working Capital Loans outstanding as of December 31, 2017.

Related Person Policy

Our Code of Ethics requires us to avoid, wherever possible, all related party transactions that could result in actual or potential conflicts of interests, except under guidelines approved by the Board of Directors (or the audit committee). Related-party transactions are defined as transactions in which (1) the aggregate amount involved will or may be expected to exceed $120,000 in any calendar year, (2) we or any of our subsidiaries is a participant, and (3) any (a) executive officer, director or nominee for election as a director, (b) greater than 5% beneficial owner of our ordinary shares, or (c) immediate family member of the persons referred to in clauses (a) and (b), has or will have a direct or indirect material interest (other than solely as a result of being a director or a less than 10% beneficial owner of another entity). A conflict of interest situation can arise when a person takes actions or has interests that may make it difficult to perform his or her work objectively and effectively. Conflicts of interest may also arise if a person, or a member of his or her family, receives improper personal benefits as a result of his or her position.

We also require each of our directors and executive officers to annually complete a directors’ and officers’ questionnaire that elicits information about related party transactions.

These procedures are intended to determine whether any such related party transaction impairs the independence of a director or presents a conflict of interest on the part of a director, employee or officer.

To further minimize conflicts of interest, we have agreed not to consummate our initial business combination with an entity that is affiliated with any of our Sponsor, officers or directors unless we have obtained an opinion from an independent investment banking firm and the approval of a majority of our disinterested and independent directors (if we have any at that time) that the business combination is fair to our unaffiliated shareholders from a financial point of view.

GES Minority Interests Acquisitions/Shares Exchange Agreement

In connection with the proposed acquisition of GES in the Business Combination, the Sponsor contracted with certain GES selling stockholders and the National Bank of Oman to acquire for cash an aggregate of 58,500 shares of GES, which represents 11.7% of the outstanding stock of GES, for a total purchase price of $29.2 million. Of the 11.7% acquired, the GES selling stockholders agreed to sell 6.7% of the GES shares to the Sponsor for a purchase price of $16.7 million. The Sponsor contracted to acquire the remaining 5% of the GES shares from the National Bank of Oman for $12.5 million and completed that purchase on or about October 8, 2017. The Sponsor organized for the financing of such acquisitions through Loan Contracts with the GES Investors. Nine of the GES Investors provided the total purchase price to acquire 55,100 shares of GES. Two of the GES Investors are affiliates of NESR, namely Antonio Jose Campo Mejia and Round Up Resource Service, Inc., a company controlled by Thomas Wood or his family, which funded Sponsor with $1.2 million to acquire 2,400 shares of GES and $500,000 to acquire 1,000 shares respectively.

Each GES Investor has agreed that Sponsor can assign the Loan Contracts to the Company if the shareholders of NESR approve the Business Combination. Each Investor agreed to accept in repayment of the Loan Contracts either NESR ordinary shares at a value of $10.00 per share (subject to their consent after review of the proxy statement), payment in cash, or GES shares acquired with their respective loans. All Loan Contracts have similar terms, but interest for payment ranges from zero to 14.4 percent per annum from the respective loan dates.

NESR executed with Sponsor the Shares Exchange Agreement pursuant to which, subject to receiving approval from NESR shareholders for the Business Combination, the Sponsor agreed to assign all 58,500 shares of GES acquired to NESR, and NESR will at that time assume the obligation to satisfy the Loan Contracts. Unless any GES Investor elects not to accept NESR ordinary shares to satisfy the debt, NESR will issue NESR ordinary shares to the GES Investors to satisfy the debt.

Director Independence

NASDAQ listing standards require that a majority of our board of directors be independent. An “independent director” is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship which in the opinion of the company’s board of directors, would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. Our board of directors has determined that Mr. Campo Mejia and Ms. Zeibak are “independent directors” as defined in the NASDAQ listing standards and applicable SEC rules. Our independent directors will have regularly scheduled meetings at which only independent directors are present.

Item 14.	Principal Accountant Fees and Services.

The following is a summary of fees paid or to be paid to Marcum LLP, or Marcum, for services rendered.

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by Marcum in connection with regulatory filings. The aggregate fees billed by Marcum for professional services rendered for the audit of our annual financial statements, review of the financial information included in our Forms 10-Q for the respective periods and other required filings with the SEC for the period from January 23, 2017 (inception) through December 31, 2017 totaled $54,065. The above amounts include interim procedures and audit fees, as well as attendance at audit committee meetings.

Audit-Related Fees. Audit-related services consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. We paid Marcum $29,913 for consultations concerning financial accounting and reporting standards for the period from January 23, 2017 (inception) through December 31, 2017.

Tax Fees. We did not pay Marcum for tax planning and tax advice for the period from January 23, 2017 (inception) through December 31, 2017.

All Other Fees. We did not pay Marcum for other services for the period from January 23, 2017 (inception) through December 31, 2017.

Pre-Approval Policy

Our audit committee was formed upon the consummation of our IPO. As a result, the audit committee did not pre-approve all of the foregoing services, although any services rendered prior to the formation of our audit committee were approved by our board of directors. Since the formation of our audit committee, and on a going-forward basis, the audit committee has and will pre-approve all auditing services and permitted non-audit services to be performed for us by our auditors, including the fees and terms thereof (subject to the de minimis exceptions for non-audit services described in the Exchange Act which are approved by the audit committee prior to the completion of the audit).

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a)	The following documents are filed as part of this report:

(1)	Financial Statements

(2)	Financial Statements Schedule

All financial statement schedules are omitted because they are not applicable or the amounts are immaterial and not required, or the required information is presented in the financial statements and notes thereto in is Item 15 of Part IV below.

(3)	Exhibits

We hereby file as part of this report the exhibits listed in the attached Exhibit Index. Exhibits which are incorporated herein by reference can be inspected and copied at the public reference facilities maintained by the SEC, 100 F Street, N.E., Room 1580, Washington, D.C. 20549. Copies of such material can also be obtained from the Public Reference Section of the SEC, 100 F Street, N.E., Washington, D.C. 20549, at prescribed rates or on the SEC website at www.sec.gov.

Item 16.	Form 10-K Summary

Not applicable.

EXHIBIT INDEX

Exhibit No.	Description
3.1	Amended and Restated Memorandum and Articles of Association. (1)
4.2	Specimen Ordinary Share Certificate. (2)
4.3	Specimen Warrant Certificate. (2)
4.4	Warrant Agreement, dated May 11, 2017, by and between Continental Stock Transfer & Trust Company and the Company. (1)
10.1	Letter Agreement, dated May 11, 2017, by and among the Company, NESR Holdings Ltd. and the officers and directors of the Company. (1)
10.2	Investment Management Trust Agreement, dated May 11, 2017, by and between Continental Stock Transfer & Trust Company and the Company. (1)
10.3	Letter Agreement, dated May 11, 2017, by and between the Company and NESR Holdings Ltd regarding administrative support. (1)
10.4	Promissory Note issued to the Sponsor. (3)
10.5	Registration Rights Agreement, dated May 11, 2017, by and between the Company and NESR Holdings Ltd. (1)
10.6	Subscription Agreement, dated February 9, 2017, between the Company and the Sponsor. (3)
10.7	Private Placement Warrant Purchase Agreement, dated February 9, 2017, by and between the Sponsor and the Company. (3)
10.8	Form of Letter Agreement among the Registrant, Maxim Group LLC and each of the Lead Investors (2)
10.9	Stock Purchase Agreement, dated as of November 12, 2017, by and among the Company, Hana Investments Co. WLL, NPS Holdings Ltd and the selling stockholders signatory thereto. (4)
10.10	Form of Relationship Agreement by and between National Energy Services Reunited Corp and WAHA. (4)
10.11	Form of Amended and Restated Registration Rights Agreement, by and among the Company, NESR Holdings Ltd., and each of the other signatories thereto. (4)
10.12	Agreement for the Sale and Purchase of Shares, dated as of November 12, 2017, by and among Mubadarah Investments LLC, Hilal Al Busaidy, Yasser Said Al Barami and the Company. (4)
10.13	Contribution Agreement, dated as of November 12, 2017, by and between SV3 Holdings Pte Ltd. and the Company. (4)
10.14	Form of Voting Agreement by and among the Company, NESR Holdings Ltd. and SV3 Pte Ltd. (4)
10.15	Shares Exchange Agreement, dated as of November 12, 2017, by and between NESR Holdings Ltd. and the Company. (4)
10.16	Loan Agreement, dated as of September 21, 2017, by and among NESR Holdings Ltd. and Antonio Jose Campo Mejia.
10.17	Loan Agreement, dated as of September 21, 2017, by and among NESR Holdings Ltd. and Round Up Resource Service, Inc. (4)
10.18	National Energy Services Reunited Corp. 2018 Long Term Incentive Plan. (5)
14	Code of Ethics. (2)
21.1	List of Subsidiaries*
31.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification of Principal Executive Officer and Principal Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
32.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema*
101.CAL	XBRL Taxonomy Calculation Linkbase*
101.LAB	XBRL Taxonomy Label Linkbase*
101.PRE	XBRL Definition Linkbase Document*
101.DEF	XBRL Definition Linkbase Document*

* Filed herewith.

** Furnished herewith

(1)	Incorporated by reference to the Company’s Form 8-K, filed with the Commission on May 17, 2017.
(2)	Incorporated by reference to the Company’s Form S-1/A, filed with the Commission on April 25, 2017.
(3)	Incorporated by reference to the Company’s Form S-1, filed with the Commission on March 29, 2017.
(4)	Incorporated by reference to the Company’s Form 8-K, filed with the Commission on November 16, 2017.
(5)	Incorporated by reference to the Company’s Proxy Statement, filed with the Commission on February 14, 2018.

NATIONAL ENERGY SERVICES REUNITED CORP.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of

National Energy Services Reunited Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of National Energy Services Reunited Corp. and Subsidiary (the “Company”) as of December 31, 2017, the related consolidated statements of operations, shareholders’ equity and cash flows for the period from January 23, 2017 (inception) through December 31, 2017, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017, and the results of its operations and its cash flows for the period from January 23, 2017 (inception) through December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, its business plan is dependent on the completion of a business combination and the Company’s cash and working capital as of December 31, 2017 are not sufficient to complete its planned activities. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Marcum LLP

Marcum llp
We have served as the Company’s auditor since 2017.
New York, NY
March 27, 2018

NATIONAL ENERGY SERVICES REUNITED CORP. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEET

AS OF DECEMBER 31, 2017

ASSETS
Current Assets
Cash	$741,096
Prepaid expenses	127,420
Total Current Assets	868,516

Cash and marketable securities held in Trust Account	230,554,024
Total Assets	$231,422,540

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$3,473,511
Advance from related party	989
Total Current Liabilities	3,474,500

Deferred underwriting fees	9,022,229
Total Liabilities	12,496,729

Commitments

Ordinary shares subject to possible redemption, 16,921,700 shares at redemption value	164,281,449

Shareholders’ Equity
Preferred shares, no par value; unlimited shares authorized; none issued and outstanding	—
Ordinary shares, no par value; unlimited shares authorized; 11,730,425 shares issued and outstanding (excluding 16,921,700 shares subject to possible redemption)	57,508,393
Retained earnings	(2,864,031)
Total Shareholders’ Equity	54,644,362
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$231,422,540

The accompanying notes are an integral part of the consolidated financial statements.

NATIONAL ENERGY SERVICES REUNITED CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF OPERATIONS

For the Period from January 23, 2017 (inception) through December 31, 2017

Operating costs	$4,214,790
Loss from operations	(4,214,790)

Other income (expense):
Interest income	1,343,523
Change in fair value of deferred underwriting fee liability	10,036
Unrealized loss on marketable securities held in Trust Account	(2,800)
Net loss	$(2,864,031)

Weighted average shares outstanding, basic and diluted (1)	9,552,022

Basic and diluted net loss per ordinary share (2)	$(0.40)

(1)	Excludes an aggregate of up to 16,921,700 shares subject to redemption at December 31, 2017.

(2)	Net loss per ordinary share – basic and diluted excludes interest income attributable to ordinary shares subject to redemption of $986,991 for the period from January 23, 2017 (inception) through December 31, 2017.

The accompanying notes are an integral part of the consolidated financial statements.

NATIONAL ENERGY SERVICES REUNITED CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE PERIOD FROM JANUARY 23, 2017 (INCEPTION) THROUGH DECEMBER 31, 2017

	Ordinary Shares		Retained	Total Shareholders’
	Shares	Amount	Earnings	Equity
Balance – January 23, 2017 (Inception)	—	$—	$—	$—

Issuance of Founder Shares to Sponsor	6,037,500	25,000	—	25,000

Forfeiture of Founder Shares	(307,075)	—	—	—

Sale of 22,921,700 Units, net of underwriters discount and offering expenses	22,921,700	215,455,502	—	215,455,502

Sale of 12,618,680 Private Warrants	—	6,309,340	—	6,309,340

Ordinary shares subject to redemption	(16,921,700)	(164,281,449)	—	(164,281,449)

Net loss	—	—	(2,864,031)	(2,864,031)

Balance – December 31, 2017	11,730,425	$57,508,393	$(2,864,031)	$54,644,362

The accompanying notes are an integral part of the consolidated financial statements.

NATIONAL ENERGY SERVICES REUNITED CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CASH FLOWS

FOR THE PERIOD FROM JANUARY 23, 2017 (INCEPTION) THROUGH DECEMBER 31, 2017

Cash Flows from Operating Activities:
Net loss	$(2,864,031)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(1,339,824)
Change in fair value of deferred underwriting fee liability	(10,036)
Unrealized loss on securities held in Trust Account	2,800
Changes in operating assets and liabilities:
Prepaid expenses	(127,420)
Accrued expenses	3,473,511
Net cash used in operating activities	(865,000)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(229,217,000)
Net cash used in investing activities	(229,217,000)

Cash Flows from Financing Activities:
Proceeds from issuance of ordinary shares to initial shareholder	25,000
Proceeds from sale of Units, net of underwriting discounts paid	225,202,660
Proceeds from sale of Private Warrants	6,309,340
Advances from related party	193,899
Repayment of advances from related party	(192,910)
Proceeds from promissory note – related parties	299,030
Repayment of promissory note – related party	(299,030)
Payment of offering costs	(714,893)
Net cash provided by financing activities	230,823,096

Net Change in Cash	741,096
Cash – Beginning	—
Cash – Ending	$741,096

Non-Cash investing and financing activities:
Deferred underwriting fee payable	$9,032,265
Initial classification of ordinary shares subject to possible redemption	$163,294,405
Change in value of ordinary shares subject to possible redemption	$987,044

The accompanying notes are an integral part of the consolidated financial statements.

NATIONAL ENERGY SERVICES REUNITED CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017

NOTE 1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

National Energy Services Reunited Corp. (the “Company”) is a blank check company formed in the British Virgin Islands on January 23, 2017. The Company was formed for the purpose of acquiring, engaging in a share exchange, share reconstruction and amalgamation, purchasing all or substantially all of the assets of, entering into contractual arrangements, or engaging in any other similar business combination with one or more businesses or entities (a “Business Combination”). Although the Company is not limited to a particular industry or geographic region for purposes of consummating a Business Combination, the Company intends to focus on businesses that operate in the energy services industry, with an emphasis on oil and gas services globally.

At December 31, 2017, the Company had not yet commenced operations. All activity through December 31, 2017 relates to the Company’s formation, its initial public offering (“Initial Public Offering”), which is described below, identifying a target company for a Business Combination and activities in connection with the proposed acquisitions of Gulf Energy S.A.O.C. (“Gulf Energy”) and NPS Holdings, Ltd. (“NPS”), as described in Note 8. The Company has two wholly-owned subsidiaries, National Energy Services Reunited Corporation, which was incorporated in Texas on October 20, 2017, and NESR Limited, which was incorporated in the United Kingdom on October 30, 2017.

The registration statements for the Company’s Initial Public Offering were declared effective on May 11, 2017. On May 17, 2017, the Company consummated the Initial Public Offering of 21,000,000 units (“Units” and, with respect to the ordinary shares included in the Units being offered, the “Public Shares”), generating gross proceeds of $210,000,000, which is described in Note 4.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 11,850,000 warrants (the “Private Warrants”) at a price of $0.50 per warrant in a private placement to the Company’s sponsor, NESR Holdings Ltd. (the “Sponsor”), generating gross proceeds of $5,925,000, which is described in Note 5.

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

Transaction costs amounted to $13,761,498, consisting of $4,014,340 of underwriting fees, $9,032,265 of deferred underwriting fees (see Note 7) and $714,893 of Initial Public Offering costs. As of December 31, 2017, $741,096 of cash was held outside of the Trust Account and was available for working capital purposes.

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

NATIONAL ENERGY SERVICES REUNITED CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017

The Company will provide its shareholders with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a shareholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion and in accordance with applicable laws and regulations. The shareholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then on deposit in the Trust Account, net of taxes payable ($10.00 per share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations). The per-share amount to be distributed to shareholders who redeem their shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters (as discussed in Note 7). The Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 upon such consummation of a Business Combination and, if the Company seeks shareholder approval, a majority of the outstanding shares voted are voted in favor of the Business Combination. However, certain investors in the Initial Public Offering holding 6,000,000 Public Shares have agreed that they will hold such Public Shares sold in the Initial Public Offering through the consummation of an initial Business Combination and not seek redemption in connection therewith. As a result, the Company expects to meet the $5,000,001 net tangible asset requirement in order to complete its initial Business Combination.

If a shareholder vote is not required by law and the Company does not decide to hold a shareholder vote for business or other legal reasons, or if the Company is deemed to be a foreign private issuer (“FPI”) at such time, the Company will, pursuant to its Amended and Restated Memorandum and Articles of Association, conduct the redemptions pursuant to the tender offer rules of the Securities and Exchange Commission (“SEC”), and file tender offer documents with the SEC prior to completing a Business Combination. If, however, a shareholder approval of the transaction is required by law, or the Company decides to obtain shareholder approval for business or other legal reasons, and if the Company will not be an FPI at such time, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. If the Company seeks shareholder approval in connection with a Business Combination, the Sponsor, officers and directors (the “Initial Shareholders”) have agreed to vote their Founder Shares (as defined in Note 6), and any Public Shares held by them in favor of approving a Business Combination. Additionally, each public shareholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction.

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

The Company will have until 24 months from the closing of the Initial Public Offering to consummate a Business Combination (the “Combination Period”). However, if the Company is unable to complete a Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but no more than ten business days thereafter, redeem 100% of the outstanding Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned (net of taxes payable), divided by the number of then outstanding Public Shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining shareholders and the Company’s board of directors, proceed to commence a voluntary liquidation and thereby a formal dissolution of the Company, subject in each case to its obligations to provide for claims of creditors and the requirements of applicable law.

NATIONAL ENERGY SERVICES REUNITED CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017

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

NOTE 2. LIQUIDITY AND GOING CONCERN

As of December 31, 2017, the Company had $741,096 in its operating bank accounts, $230,554,024 in cash and securities held in the Trust Account to be used for a Business Combination or to repurchase or redeem its ordinary shares in connection therewith and working capital deficit of $2,605,984. As of December 31, 2017, approximately $1,337,000 of the amount on deposit in the Trust Account represented interest income, which is available to pay the Company’s tax obligations. To date, the Company has not withdrawn any interest from the Trust Account.

Until the consummation of a Business Combination, the Company will be using the funds not held in the Trust Account for identifying and evaluating prospective acquisition candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to acquire, and structuring, negotiating and consummating the Business Combination.

The Company will need to raise additional capital through loans or additional investments from its sponsors, stockholders, officers, directors, or third parties. The Company’s officers, directors and sponsors may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs.

None of the sponsors, stockholders, officers or directors, or third parties is under any obligation to advance funds to, or to invest in, the Company. Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

NATIONAL ENERGY SERVICES REUNITED CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying consolidated financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

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

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s consolidated financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the consolidated financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from our estimates.

Cash and cash equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of December 31, 2017.

Cash and marketable securities held in Trust Account

At December 31, 2017, substantially all of the assets held in the Trust Account were held in cash and U.S. Treasury Bills.

NATIONAL ENERGY SERVICES REUNITED CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017

Ordinary shares subject to possible redemption

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at December 31, 2017, ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet.

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company’s management determined that the British Virgin Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of December 31, 2017, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

On December 22, 2017 the U.S. Tax Cuts and Jobs Act of 2017 (“Tax Reform”) was signed into law. As a result of Tax Reform, the U.S. statutory tax rate was lowered from 35% to 21% effective January 1, 2018, among other changes. ASC Topic 740 requires companies to recognize the effect of tax law changes in the period of enactment; therefore, the Company was required to revalue its deferred tax assets and liabilities at the new rate. The SEC issued Staff Accounting Bulletin No. 118 (“SAB 118”) to address the application of GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain tax effects of Tax Reform. The ultimate impact may differ from this provisional amount, possibly materially, as a result of additional analysis, changes in interpretations and assumptions the Company has made, additional regulatory guidance that may be issued, and actions the Company may take as a result of Tax Reform.

The provision for income taxes was deemed to be immaterial for the period from January 23, 2017 (inception) through December 31, 2017.

NATIONAL ENERGY SERVICES REUNITED CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017

Net loss per ordinary share

The Company complies with accounting and disclosure requirements ASC Topic 260, “Earnings Per Share.” Net loss per ordinary share is computed by dividing net loss by the weighted average number of ordinary shares outstanding for the period. Ordinary shares subject to possible redemption at December 31, 2017 have been excluded from the calculation of basic income per share since such shares, if redeemed, only participate in their pro rata share of the Trust Account earnings. The Company has not considered the effect of (1) warrants sold in the Initial Public Offering and private placement to purchase 17,770,190 ordinary shares and (2) 200,717 ordinary shares that may be issued to the underwriters in connection with the deferred fee payable in the calculation of diluted loss per share, since the exercise of the warrants and the issuance of the ordinary shares is contingent upon the occurrence of future events. As a result, diluted income per ordinary share is the same as basic loss per ordinary share for the periods.

Reconciliation of net loss per ordinary share

The Company’s net income (loss) is adjusted for the portion of income that is attributable to ordinary shares subject to redemption, as these shares only participate in the income of the Trust Account and not the losses of the Company. Accordingly, basic and diluted loss per ordinary share is calculated as follows:

For the Period from January 23, 2017 (inception) through December 31, 2017
Net loss	$(2,864,031)
Less: Income attributable to ordinary shares subject to redemption	(986,991)
Adjusted net loss	$(3,851,022)

Weighted average shares outstanding, basic and diluted	9,552,022

Basic and diluted net loss per ordinary share	$(0.40)

Concentration of credit risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of cash accounts in a financial institution which, at times may exceed the Federal depository insurance coverage of $250,000. At December 31, 2017, the Company had not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

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

NATIONAL ENERGY SERVICES REUNITED CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017

NOTE 4. INITIAL PUBLIC OFFERING

Pursuant to the Initial Public Offering, the Company sold 22,921,700 Units at a purchase price of $10.00 per Unit, inclusive of 1,921,700 Units sold to the underwriters on May 30, 2017 upon the underwriters’ election to partially exercise their over-allotment option. Each Unit consists of one ordinary share and one warrant (“Public Warrant”). Each Public Warrant entitles the holder to purchase one-half of one ordinary share at an exercise price of $5.75 per half share (see Note 9).

NOTE 5. PRIVATE PLACEMENT

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

NOTE 6. RELATED PARTY TRANSACTIONS

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

Related Party Advances

During the period from January 23, 2017 (inception) through May 17, 2017, the Sponsor advanced the Company an aggregate of $193,899 for costs associated with the Initial Public Offering and for working capital purposes. The advances are non-interest bearing, unsecured and due on demand. The Company has repaid $192,910 of such advances. Advances amounting to $989 were outstanding as of December 31, 2017.

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

NATIONAL ENERGY SERVICES REUNITED CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017

Administrative Service Fee

The Company entered into an agreement whereby, commencing on May 17, 2017 through the earlier of the consummation of a Business Combination or the Company’s liquidation, the Company will pay the Sponsor a monthly fee of $10,000 for office space, utilities and administrative support. For the period from January 23, 2017 (inception) through December 31, 2017, the Company incurred $80,000 in fees for these services, which such amounts are included in operating costs in the accompanying consolidated statement of operations and in accrued expenses in the accompanying consolidated balance sheet.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor, the Company’s officers, directors or their affiliates may, but are not obligated to, loan the Company funds from time to time or at any time, as may be required (“Working Capital Loans”). Each Working Capital Loan would be evidenced by a promissory note. The Working Capital Loans would either be paid upon consummation of a Business Combination, without interest, or, at the holder’s discretion, up to $1,500,000 of the Working Capital Loans may be converted into Private Warrants at a price of $0.50 per warrant. There were no Working Capital Loans outstanding as of December 31, 2017.

NOTE 7. COMMITMENTS AND CONTINGENCIES

Contingent Transaction Fee Arrangements

The Company entered into a fee arrangement with a service provider pursuant to which certain fees incurred by the Company in connection with a potential Business Combination will be deferred and become payable only if the Company consummates a Business Combination. If a Business Combination does not occur, the Company will not be required to pay these contingent fees. As of December 31, 2017, the amount of these contingent fees was approximately $1,382,000. To the extent a Business Combination is consummated, the Company anticipates incurring a significant amount of additional costs. There can be no assurances that the Company will complete a Business Combination.

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

Underwriters Agreement

In connection with the closing of the Initial Public Offering and the over-allotment option, the underwriters were paid a cash underwriting discount of $4,014,340. In addition, the underwriters deferred their fee of up to $9,022,229 until the completion of the initial Business Combination, which amount includes 200,717 ordinary shares (the “Deferred Shares”). The Company determined the fair value of the Deferred Shares to be issued to the underwriters at May 30, 2017 to be $2,007,170, based upon the offering price of the Units of $10.00 per Unit. The fair value of the Deferred Shares at December 31, 2017 was determined to be $1,997,134, based upon the closing price of the Company’s ordinary shares at December 31, 2017. The Company recorded the change in the fair value of the deferred underwriting fee liability of $10,036 for the period from January 23, 2017 (inception) through December 31, 2017 in the accompanying statements of operations.

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

NATIONAL ENERGY SERVICES REUNITED CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017

NOTE 8. GULF ENERGY AND NPS BUSINESS COMBINATION

On November 12, 2017, the Company entered into the following agreements (the “Transactions”) to acquire 100% of the shares of two independent oil field service companies operating in the Middle East and North Africa, Gulf Energy and NPS.

NPS Transaction

Pursuant to a Stock Purchase Agreement with NPS (the “NPS SPA”), the Selling Stockholders (as defined in the NPS SPA) agreed to sell to the Company and Hana Investments Co. WLL (“HIC”) 100% of its outstanding NPS shares in two separate closings. The total consideration to be paid to Selling Stockholders, assuming no NPS Leakage (as defined in the NPS SPA) adjustments, will be $442,800,000 in cash plus 11,318,827 ordinary shares of the Company valued at $10.00 per share. Selling Stockholders have elected to receive a distribution out of certain receivables proceeds from NPS, expected to be paid before the closing, of $48 million (the “Receivable Proceeds”).

First Closing. HIC agreed in the NPS SPA to pay $150 million of the total cash requirements to certain Selling Shareholders in exchange for 83,660,878 shares of NPS. This payment was made on January 14, 2018. The Selling Stockholders mutually agreed on the proportion of cash to be received by each of the Selling Stockholders and on the allocation of the Company’s shares to be received among the Selling Stockholders who remain shareholders in the Company through the closing.

Second Closing. Upon approval by the shareholders of the Company, the Company agrees to buy the remaining outstanding NPS shares by (i) paying the remaining $292,800,000 cash required and (ii) issuing ordinary shares of the Company’s ordinary shares valued at $10.00 per share for the balance of the purchase price, adjusted for any NPS Leakage.

Contemporaneously on the closing date, HIC shall transfer the 83,660,878 NPS shares it acquired from Selling Stockholders to the Company in exchange for the Company’s shares valued at $11.244 per share, which will result in issuance of 13,340,448 of the Company’s shares to HIC. In addition, the Company shall pay HIC an amount of interest accrued from the date of the payment of the $150,000,000 to the Selling Stockholders until the closing date up to $4.7 million in cash or ordinary shares at a value of $11.244 equal to 418,001 ordinary shares.

Earnout Consideration. Potential earn-out mechanisms enable the Selling Stockholders to receive additional consideration after the closing date as follows:

●	Cash Earn-Out: the Company agreed to pay an additional $7,572,444 in cash payable upon renewal of a major customer contract by NPS or its subsidiaries, provided the renewal is on materially the same terms. Such customer contract will not be deemed to be renewed on materially the same terms if some services are excluded or prices are materially reduced from the prior year upon renewal.

●	Equity Stock Earn-Out: Up to 1,671,704 shares of the Company’s stock would be issued to the Selling Stockholders that exchange their shares for the Company’s stock, if the 2018 EBITDA of the Company satisfies scheduled financial thresholds.

●	Second Equity Stock Earn-Out: Up to an additional 1,671,704 shares of the Company’s stock would be issued to the Selling Stockholders if the 2018 EBITDA of the Company satisfies scheduled thresholds higher than first Equity Stock Earn-Out financial thresholds.

The Company is also required to make additional payments for delays in receiving shareholder approval (“Ticker Fee”) to complete the Transactions beyond December 31, 2017 as per the NPS SPA. The amount of the Ticker Fee is being discussed with NPS Selling Stockholders. Pursuant to these discussions, the Selling Shareholders have agreed to waive the Ticker Fee associated with the HIC payment of $150,000,000 which was made on January 14, 2018 to purchase 83,660,878 NPS Shares. For the remaining cash payments, the Company has proposed an 8-week suspension of the Ticker Fee which would postpone its application to start from March 1, 2018. Based on the 8-week suspension, the Ticker Fee is estimated to total $11,200,606 based on completing the Transactions on May 15, 2018. There is no Ticker Fee on the equity portion of the consideration received by the reinvesting Selling Stockholders.

NATIONAL ENERGY SERVICES REUNITED CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017

Gulf Energy SPA

Pursuant to a Stock Purchase Agreement with Gulf Energy (the “Gulf Energy SPA”), the Company contracted to acquire 61% of the outstanding shares of Gulf Energy for a valuation of $184,800,000 through a stock exchange for the Company’s ordinary shares valued at $10.00 per share, , to occur within one year of the signing of the Gulf Energy SPA or at such later time as mutually agreed upon by the parties.. The Gulf Energy SPA was entered upon approval by the Company’s Board of Directors subject to approval by the shareholders of the Company authorizing the Transactions. The Gulf Energy SPA provides that the purchase price shall be reduced to the extent that the “Net Debt” in the company (i.e. bank debt less cash) exceeds $47,200,000 at the closing date and to the extent of any Gulf Energy Leakage (as defined in the Gulf Energy SPA). The Gulf Energy SPA contains substantial seller warranties regarding the stock and the financial condition of Gulf Energy.

Contribution Agreement of SV3’s 27.3% Shares

SV3 Holdings, Pte Ltd (“SV3”) and the Company entered into a Contribution Agreement (the “SV3 Contribution Agreement”) to which SV3 agreed to contribute its 27.3% of Gulf Energy shares to the Company in exchange for the Company’s ordinary shares at an agreed valuation of $10.00 per share for the net price paid by SV3 to acquire the Gulf Energy shares, which amounted to 136,500 shares of Gulf Energy stock, or 27.3% of the outstanding stock of Gulf Energy, for $68,250,000.

Minority Interests Acquisitions/ Shares Exchange Agreement

In addition, the Sponsor contracted with Mubadarah Investments LLC (the “Seller”) and National Bank of Oman (“NBO”) to acquire for cash 58,500 shares of Gulf Energy, which is 11.7% of the outstanding stock of Gulf Energy, for a total purchase price of $29,200,000. The Sponsor organized financing of the acquisition of the 11.7% through agreements (“Loan Contracts”) with a series of private investment, private equity lenders (“Investors”). The Sponsor also contracted to acquire 5% of the Gulf Energy shares from NBO for $12.5 million and completed that purchase on or about October 8, 2017.

Each Investor has agreed that the Sponsor can assign the Loan Contracts to the Company if the shareholders of the Company approve the Transactions. Each Investor agreed to accept in repayment of the Loan Contracts either the Company’s ordinary shares at a value of $10.00 per share, payment in cash, or Gulf Energy shares acquired with their respective advances.

The Company executed with the Sponsor a Shares Exchange Agreement pursuant to which, subject to receiving approval by the Company’s shareholders for the Transactions, the Sponsor agreed to assign all 58,500 shares of Gulf Energy acquired to the Company, and the Company will at that time assume the obligation to satisfy the Loan Contracts. Unless any Investor elects not to accept the Company’s shares to satisfy the debt, the Company will issue its ordinary shares to the Investors to satisfy the debt.

The Company’s obligation to perform under all of the Transactions documents is subject to an affirmative vote by a majority of its shareholders to approve the Transactions. The Transactions will qualify as a Business Combination within the Combination Period.

NATIONAL ENERGY SERVICES REUNITED CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017

Backstop Commitment

The Company is in negotiations to enter into a forward purchase agreement (the “Forward Purchase Agreement”) with parties arranged by MEA Energy Advisory UK, LLP or its affiliates (“Backstop Investor”) to sell the Company’s ordinary shares for a total purchase price of up to $150 million of shares, pursuant to which the Company will draw down a minimum of $70 million in exchange for 7,000,000 shares at $10.00 per share and will have the option to draw up to an additional $80 million in exchange for up to 7,114,906 shares at $11.244 per share, as needed. The funds will be used to replace capital removed by shareholder redemptions, to help fund the cash portion of the consideration to the NPS Selling Stockholders and transaction expenses in the Business Combination, or for other corporate purposes, such that the Company meets its minimum cash requirements immediately following the Business Combination. The Backstop Investor will have no obligation to purchase any of the Company’s ordinary shares until definitive agreements are entered into. The Company expects the definitive terms of the Forward Purchase Agreement to be negotiated and agreed before the Proxy Statement becomes definitive and is mailed to its shareholders.

NOTE 9. SHAREHOLDERS’ EQUITY

Preferred Shares — The Company is authorized to issue an unlimited number of no par value preferred shares, divided into five classes, Class A through Class E, each with such designation, rights and preferences as may be determined by a resolution of the Company’s board of directors to amend the Amended and Restated Memorandum and Articles of Association to create such designations, rights and preferences. The Company has five classes of preferred shares to give the Company flexibility as to the terms on which each Class is issued. All shares of a single class must be issued with the same rights and obligations. Accordingly, starting with five classes of preferred shares will allow the Company to issue shares at different times on different terms. At December 31, 2017, there are no preferred shares designated, issued or outstanding.

Ordinary Shares — The Company is authorized to issue an unlimited number of no par value ordinary shares. Holders of the Company’s ordinary shares are entitled to one vote for each share. At December 31, 2017, there were 11,730,425 ordinary shares issued and outstanding (excluding 16,921,700 ordinary shares subject to possible redemption).

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

NATIONAL ENERGY SERVICES REUNITED CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017

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

NOTE 10. FAIR VALUE MEASUREMENTS

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

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at December 31, 2017 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	December 31, 2017
Assets:
Cash and marketable securities held in Trust Account	1	$230,554,024
Liabilities:
Deferred underwriting fees	1	$9,022,229

NOTE 11. SUBSEQUENT EVENTS

The Company evaluates subsequent events and transactions that occur after the balance sheet date up to the date that the consolidated financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the consolidated financial statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 27, 2018	NATIONAL ENERGY SERVICES REUNITED CORP.

	By:	/s/ Sherif Foda
	Name:	Sherif Foda
	Title:	Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Sherif Foda	Chief Executive Officer and Chairman of the Board	March 27, 2018
Sherif Foda	(Principal Executive Officer)

/s/ Thomas Wood	Chief Financial Officer and Director	March 27, 2018
Thomas Wood	(Principal Financial and Accounting Officer)

/s/ Antonio J. Campo Mejia	Director	March 27, 2018
Antonio J. Campo Mejia

/s/ Hala Zeibak	Director	March 27, 2018
Hala Zeibak

48