Form 10-Q
period 2018-03-31
National Energy Services Reunited Corp.
filed 2018-05-14
CIK 1698514

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

[ ] Large accelerated filer	[ ] Accelerated filer
[X] Non-accelerated filer (Do not check if a smaller reporting company)	[ ] Smaller reporting company
[X] Emerging growth company

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes [X] No [  ]

As of May 10, 2018, there were 28,652,125 shares of the Company’s ordinary shares issued and outstanding.

NATIONAL ENERGY SERVICES REUNITED CORP.

Quarterly Report on Form 10-Q

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements.

NATIONAL ENERGY SERVICES REUNITED CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31, 2018	December 31, 2017
	(Unaudited)
ASSETS
Current Assets
Cash	$120,476	$741,096
Prepaid expenses	151,788	127,420
Total Current Assets	272,264	868,516

Cash and marketable securities held in Trust Account	231,258,235	230,554,024
Total Assets	$231,530,499	$231,422,540

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$5,437,191	$3,473,511
Advance from related party	989	989
Total Current Liabilities	5,438,180	3,474,500

Deferred underwriting fees	9,018,215	9,022,229
Total Liabilities	14,456,395	12,496,729

Commitments

Ordinary shares subject to possible redemption, 16,921,700 shares at redemption value at March 31, 2018 and December 31, 2017	164,801,325	164,281,449

Shareholders’ Equity
Preferred shares, no par value; unlimited shares authorized; none issued and outstanding	—	—
Ordinary shares, no par value; unlimited shares authorized; 11,730,425 shares issued and outstanding (excluding 16,921,700 shares subject to possible redemption) at March 31, 2018 and December 31, 2017	56,988,517	57,508,393
Accumulated deficit	(4,715,738)	(2,864,031)
Total Shareholders’ Equity	52,272,779	54,644,362
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$231,530,499	$231,422,540

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

NATIONAL ENERGY SERVICES REUNITED CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months ended March 31, 2018	For the Period from January 23, 2017 (inception) through March 31, 2017

Operating costs	$2,559,932	$5,744
Loss from operations	(2,559,932)	(5,744)

Other income (expense):
Interest income	733,794	-
Change in fair value of deferred underwriting fee liability	4,014	-
Unrealized loss on marketable securities held in Trust Account	(29,583)	-
Net loss	$(1,851,707)	$(5,744)

Weighted average shares outstanding, basic and diluted	11,730,425	5,250,000

Basic and diluted net loss per ordinary share (1)	$(0.20)	$(0.00)

(1)	Net loss per ordinary share – basic and diluted excludes interest income attributable to ordinary shares subject to redemption of $519,849 for the three months ended March 31, 2018.

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

NATIONAL ENERGY SERVICES REUNITED CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31, 2018	For the Period From January 23, 2017 (Inception) Through March 31, 2017
Cash Flows from Operating Activities:
Net loss	$(1,851,707)	$(5,744)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of deferred underwriting fee liability	(4,014)	-
Unrealized loss on marketable securities held in Trust Account	29,583	-
Interest earned on marketable securities held in Trust Account	(733,794)	-
Changes in operating assets and liabilities:
Prepaid expenses	(24,368)	-
Accrued expenses	1,963,680	-
Net cash used in operating activities	(620,620)	(5,744)

Cash Flows from Financing Activities:
Proceeds from issuance of ordinary shares to initial shareholder	-	25,000
Proceeds from advance from related party	-	78,280
Proceeds from promissory note – related parties	-	137,815
Payment of offering costs	-	(206,472)
Net cash provided by financing activities	-	34,623

Net Change in Cash	(620,620)	28,879
Cash – Beginning	741,096	-
Cash – Ending	$120,476	$28,879

Non-Cash investing and financing activities:
Change in value of ordinary shares subject to possible redemption	$519,876	$-

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

NATIONAL ENERGY SERVICES REUNITED CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2018

(Unaudited)

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

At March 31, 2018, the Company had not yet commenced operations. All activity through March 31, 2018 relates to the Company’s formation, its initial public offering (“Initial Public Offering”), which is described below, identifying a target company for a Business Combination and activities in connection with the proposed acquisitions of Gulf Energy S.A.O.C. (“Gulf Energy”) and NPS Holdings, Ltd. (“NPS”), as described in Note 8. The Company has two wholly owned subsidiaries, National Energy Services Reunited Corporation, which was incorporated in Texas on October 20, 2017, and NESR Limited, which was incorporated in the United Kingdom on October 30, 2017.

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

Transaction costs amounted to $13,761,498, consisting of $4,014,340 of underwriting fees, $9,032,265 of deferred underwriting fees (see Note 7) and $714,893 of Initial Public Offering costs. As of March 31, 2018, $120,476 of cash was held outside of the Trust Account and was available for working capital purposes.

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

The Company will provide its shareholders with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a shareholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion and in accordance with applicable laws and regulations. The shareholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then on deposit in the Trust Account, including interest but net of taxes payable ($10.00 per share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations). The per-share amount to be distributed to shareholders who redeem their shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters (as discussed in Note 7). The Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 upon such consummation of a Business Combination and, if the Company seeks shareholder approval, a majority of the outstanding shares voted are voted in favor of the Business Combination. However, certain investors in the Initial Public Offering holding 6,000,000 Public Shares have agreed that they will hold such Public Shares sold in the Initial Public Offering through the consummation of an initial Business Combination and not seek redemption in connection therewith. As a result, the Company expects to meet the $5,000,001 net tangible asset requirement in order to complete its initial Business Combination.

NATIONAL ENERGY SERVICES REUNITED CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2018

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

NATIONAL ENERGY SERVICES REUNITED CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2018

(Unaudited)

NOTE 2. LIQUIDITY AND GOING CONCERN

As of March 31, 2018, the Company had $120,746 in its operating bank accounts, $231,258,235 in cash and securities held in the Trust Account to be used for a Business Combination or to repurchase or redeem its ordinary shares in connection therewith and a working capital deficit of $5,165,916. As of March 31, 2018, approximately $2,041,000 of the amount on deposit in the Trust Account represented interest income, which is available to pay the Company’s tax obligations. To date, the Company has not withdrawn any interest from the Trust Account.

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

None of the sponsors, stockholders, officers or directors, or third parties is under any obligation to advance funds to, or to invest in, the Company. Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. These condensed consolidated financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 as filed with the SEC on March 27, 2018, which contains the audited consolidated financial statements and notes thereto. The financial information as of December 31, 2017 is derived from the audited consolidated financial statements presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017. The interim results for the three months ended March 31, 2018 are not necessarily indicative of the results to be expected for the year ending December 31, 2018 or for any future interim periods.

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

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

NATIONAL ENERGY SERVICES REUNITED CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2018

(Unaudited)

Use of estimates

The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the condensed consolidated financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from our estimates.

Cash and cash equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of March 31, 2018 and December 31, 2017.

Cash and marketable securities held in Trust Account

At March 31, 2018 and December 31, 2017, substantially all of the assets held in the Trust Account were held in cash and U.S. Treasury Bills.

Ordinary shares subject to possible redemption

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at March 31, 2018 and December 31, 2017, ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of the Company’s condensed consolidated balance sheet.

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company’s management determined that the British Virgin Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of March 31, 2018 and December 31, 2017, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

NATIONAL ENERGY SERVICES REUNITED CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2018

(Unaudited)

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

The provision for income taxes was deemed to be immaterial for the three months ended March 31, 2018 and for the period from January 23, 2017 (inception) through March 31, 2017.

Net loss per ordinary share

Net loss per ordinary share is computed by dividing net loss by the weighted average number of ordinary shares outstanding for the period. Ordinary shares subject to possible redemption at March 31, 2018 have been excluded from the calculation of basic loss per share since such shares, if redeemed, only participate in their pro rata share of the Trust Account earnings. Weighted average shares as of March 31, 2017 were reduced for the effect of an aggregate of 787,500 ordinary shares that were subject to forfeiture if the over-allotment option was not exercised by the underwriters (see Note 6). The Company has not considered the effect of (1) warrants sold in the Initial Public Offering and private placement to purchase 17,770,190 ordinary shares and (2) 200,717 ordinary shares that may be issued to the underwriters in connection with the deferred fee payable in the calculation of diluted loss per share, since the exercise of the warrants and the issuance of the ordinary shares is contingent upon the occurrence of future events. As a result, diluted loss per ordinary share is the same as basic loss per ordinary share for the periods.

Reconciliation of net loss per ordinary share

The Company’s net loss is adjusted for the portion of income that is attributable to ordinary shares subject to redemption, as these shares only participate in the income of the Trust Account and not the losses of the Company. Accordingly, basic and diluted loss per ordinary share is calculated as follows:

	Three Months Ended March 31, 2018	For the Period from January 23, 2017 (inception) through March 31, 2017
Net loss	$(1,851,707)	$(5,744)
Less: Income attributable to ordinary shares subject to redemption	(519,849)	-
Adjusted net loss	$(2,371,556)	$(5,744)

Weighted average shares outstanding, basic and diluted	11,730,425	5,250,000

Basic and diluted net loss per ordinary share	$(0.20)	$(0.00)

Concentration of credit risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of cash accounts in a financial institution which, at times may exceed the Federal depository insurance coverage of $250,000. At March 31, 2018 and December 31, 2017, the Company had not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Fair value of financial instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the accompanying condensed consolidated balance sheets, primarily due to their short-term nature.

Recently issued accounting standards

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s condensed consolidated financial statements.

NATIONAL ENERGY SERVICES REUNITED CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2018

(Unaudited)

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

Related Party Advances

During the period from January 23, 2017 (inception) through May 17, 2017, the Sponsor advanced the Company an aggregate of $193,899 for costs associated with the Initial Public Offering and for working capital purposes. The advances are non-interest bearing, unsecured and due on demand. The Company has repaid $192,910 of such advances. Advances amounting to $989 were outstanding as of March 31, 2018 and December 31, 2017.

Administrative Service Fee

The Company entered into an agreement whereby, commencing on May 17, 2017 through the earlier of the consummation of a Business Combination or the Company’s liquidation, the Company will pay the Sponsor a monthly fee of $10,000 for office space, utilities and administrative support. For the three months ended March 31, 2018 and for the period from January 23, 2017 (inception) through March 31, 2017, the Company paid $30,000 and $-0-, respectively, in fees for these services.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor, the Company’s officers, directors or their affiliates may, but are not obligated to, loan the Company funds from time to time or at any time, as may be required (“Working Capital Loans”). Each Working Capital Loan would be evidenced by a promissory note. The Working Capital Loans would either be paid upon consummation of a Business Combination, without interest, or, at the holder’s discretion, up to $1,500,000 of the Working Capital Loans may be converted into Private Warrants at a price of $0.50 per warrant. There were no Working Capital Loans outstanding as of March 31, 2018 and December 31, 2017.

NATIONAL ENERGY SERVICES REUNITED CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2018

(Unaudited)

NOTE 7. COMMITMENTS AND CONTINGENCIES

Contingent Transaction Fee Arrangements

The Company entered into a fee arrangement with a service provider pursuant to which certain fees incurred by the Company in connection with a potential Business Combination will be deferred and become payable only if the Company consummates a Business Combination. If a Business Combination does not occur, the Company will not be required to pay these contingent fees. The terms of the fee arrangement include a fee of $1,500,000 contingent on the consummation of a Business Combination, less expenses incurred, an additional fee of up to $500,000 payable at the sole discretion of the Company and other rights to act as a service provider to the Company in certain future transactions for a 12 month period. As of March 31, 2018, the amount of these contingent fees was approximately $1,382,000. In addition to this fee arrangement, the Company anticipates incurring a significant amount of additional costs to complete the preparation of required securities filings and other costs to consummate the Business Combination. There can be no assurances that the Company will complete a Business Combination.

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

Underwriters Agreement

In connection with the closing of the Initial Public Offering and the over-allotment option, the underwriters were paid a cash underwriting discount of $4,014,340. In addition, the underwriters deferred their fee of up to $9,018,215 until the completion of the initial Business Combination, which amount includes 200,717 ordinary shares (the “Deferred Shares”). The Company determined the fair value of the Deferred Shares to be issued to the underwriters at May 30, 2017 to be $2,007,170, based upon the offering price of the Units of $10.00 per Unit. The fair value of the Deferred Shares at March 31, 2018 was determined to be $1,993,120, based upon the closing price of the Company’s ordinary shares at March 31, 2018. The Company recorded the change in the fair value of the deferred underwriting fee liability of $4,014 for the three months ended March 31, 2018 in the accompanying condensed consolidated statements of operations.

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

NATIONAL ENERGY SERVICES REUNITED CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2018

(Unaudited)

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

Gulf Energy SPA

Pursuant to a Stock Purchase Agreement with Gulf Energy (the “Gulf Energy SPA”), the Company contracted to acquire 61% of the outstanding shares of Gulf Energy for a valuation of $184,800,000 through a stock exchange for the Company’s ordinary shares valued at $10.00 per share, to occur within one year of the signing of the Gulf Energy SPA or at such later time as mutually agreed upon by the parties.. The Gulf Energy SPA was entered upon approval by the Company’s Board of Directors subject to approval by the shareholders of the Company authorizing the Transactions. The Gulf Energy SPA provides that the purchase price shall be reduced to the extent that the “Net Debt” in the company (i.e. bank debt less cash) exceeds $47,200,000 at the closing date and to the extent of any Gulf Energy Leakage (as defined in the Gulf Energy SPA). The Gulf Energy SPA contains substantial seller warranties regarding the stock and the financial condition of Gulf Energy.

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

Minority Interests Acquisitions/ Shares Exchange Agreement

In addition, the Sponsor contracted with Mubadarah Investments LLC (the “Seller”) and National Bank of Oman (“NBO”) to acquire for cash 58,500 shares of Gulf Energy, which is 11.7% of the outstanding stock of Gulf Energy, for a total purchase price of $29,250,000. The Sponsor contracted with the Seller for $16,750,000, or 6.7% of Gulf Energy. The Sponsor also contracted to acquire 5% of the Gulf Energy shares from NBO for $12,500,000 and completed that purchase on or about October 8, 2017. The Sponsor organized financing of the acquisition of the 11.7% through agreements (“Loan Contracts”) with a series of private investment, private equity lenders (“Investors”).

Each Investor has agreed that the Sponsor can assign the Loan Contracts to the Company if the shareholders of the Company approve the Transactions. Each Investor agreed to accept in repayment of the Loan Contracts either the Company’s ordinary shares at a value of $10.00 per share, payment in cash, or Gulf Energy shares acquired with their respective advances.

NATIONAL ENERGY SERVICES REUNITED CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2018

(Unaudited)

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

Backstop Commitment

On April 27, 2018 the Company entered into a forward purchase agreement (the “Forward Purchase Agreement”) with MEA Energy Investment Company 2 Ltd., a Cayman Islands company (“Backstop Investor”) pursuant to which the Company agreed to sell up to $150 million (the “Backstop Commitment”) of the Company’s ordinary shares to the Backstop Investor (see Note 11).

NOTE 9. SHAREHOLDERS’ EQUITY

Preferred Shares — The Company is authorized to issue an unlimited number of no par value preferred shares, divided into five classes, Class A through Class E, each with such designation, rights and preferences as may be determined by a resolution of the Company’s board of directors to amend the Amended and Restated Memorandum and Articles of Association to create such designations, rights and preferences. The Company has five classes of preferred shares to give the Company flexibility as to the terms on which each Class is issued. All shares of a single class must be issued with the same rights and obligations. Accordingly, starting with five classes of preferred shares will allow the Company to issue shares at different times on different terms. At March 31, 2018 and December 31, 2017, there are no preferred shares designated, issued or outstanding.

Ordinary Shares — The Company is authorized to issue an unlimited number of no par value ordinary shares. Holders of the Company’s ordinary shares are entitled to one vote for each share. At March 31, 2018 and December 31, 2017, there were 11,730,425 ordinary shares issued and outstanding (excluding 16,921,700 ordinary shares subject to possible redemption).

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

NATIONAL ENERGY SERVICES REUNITED CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2018

(Unaudited)

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

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at March 31, 2018 and December 31, 2017 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	March 31, 2018	December 31, 2017
Assets:
Cash and marketable securities held in Trust Account	1	$231,258,235	$230,554,024
Liabilities:
Deferred underwriting fees	1	$9,018,215	$9,022,229

NOTE 11. SUBSEQUENT EVENTS

The Company evaluates subsequent events and transactions that occur after the balance sheet date up to the date that the condensed consolidated financial statements were issued. Other than as described below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed consolidated financial statements.

Backstop Commitment

On April 27, 2018 the Company entered into a Forward Purchase Agreement with the Backstop Investor pursuant to which the Company agreed to sell up to $150 million (the “Backstop Commitment”) of the Company’s ordinary shares to the Backstop Investor. Such Backstop Commitment will consist of (i) a primary placement to occur concurrently with the closing of the Business Combination, pursuant to which the Company will sell 7,000,000 ordinary shares at $10.00 per share for a total drawdown of $70 million and (ii) at the Company’s election, a secondary placement, pursuant to which the Company will have the option to draw, in one or more installments, up to an additional $80 million by selling up to 7,114,906 shares at $11.244 per share, as needed. The funds will be used to replace capital removed by shareholder redemptions, to help fund the cash portion of the consideration to the NPS Selling Stockholders and transaction expenses in the Business Combination, or for other corporate purposes, such that the Company meets its minimum cash requirements immediately following the Business Combination.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

References in this report (the “Quarterly Report”) to “we,” “us” or the “Company” refer to National Energy Services Reunited Corp. References to our “management” or our “management team” refer to our officers and directors, and references to the “sponsor” refer to NESR Holdings, Ltd. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the consolidated financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Quarterly Report including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017 filed with the SEC and in the Definitive Proxy Statement filed by the Company on May 7, 2018 (the “Proxy Statement”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Overview

We are a blank check company incorporated on January 23, 2017 in the British Virgin Islands and formed for the purpose of entering into a merger, share exchange, asset acquisition, stock purchase, recapitalization, reorganization or other similar business combination with one or more target businesses. We intend to effectuate our initial business combination using cash from the proceeds of our initial public offering (“Initial Public Offering”) and the sale of the private warrants that occurred simultaneously with the completion of our IPO, our capital stock, debt or a combination of cash, stock and debt.

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

On April 27, 2018, in connection with its proposed acquisitions of Gulf Energy SAOC (“GES”) and National Petroleum Services (“NPS”) (such acquisitions, the “Business Combination”), National Energy Services Reunited Corp. (the “Company” or “NESR”) entered into a forward purchase agreement (the “Forward Purchase Agreement”) with MEA Energy Investment Company 2 Ltd., a Cayman Islands company (the “Investor”).

Pursuant to the Forward Purchase Agreement, the Company agreed to sell the Company’s ordinary shares (“Shares”) at the closing of the Business Combination to the Investor or its designees and commonly controlled affiliates, including co-investment funds controlled by Investor or its affiliates. The Company agreed to sell Shares for a total price of up to $150 million, consisting of (i) a primary placement, pursuant to which the Company agreed to sell 7,000,000 Shares at $10.00 per share for a total drawdown of $70 million; and (ii) at the Company’s election, a secondary placement, pursuant to which the Company will have the option to draw, in one or more installments, up to an additional $80 million by selling up to 7,114,906 Shares at $11.244 per share. The proceeds in the secondary placement may be taken, drawing at least $30 million on the first draw and at least $12.5 million in subsequent draws. All draw notices must be given with 3-10 business days’ advance written notice, with the applicable closing to occur on or within 3 months after the Business Combination. Such proceeds will (i) offset any capital used for shareholder redemptions; (ii) fund the cash portion of the consideration to certain shareholders of NPS and transaction expenses in connection with the Business Combination; or (iii) be used for other corporate purposes, including satisfaction of its minimum cash requirements immediately following the Business Combination.

We intend to hold a special meeting of shareholders to approve the Business Combination. On May 8, 2018 we filed a definitive proxy statement (the “Proxy Statement”) on Schedule 14A containing information about the Business Combination. If the Business Combination is approved, then concurrently with the Business Combination, we will provide our shareholders with the opportunity to redeem their public shares for cash equal to their pro rata share of the aggregate amount then on deposit in the trust account. The description of the Business Combination is qualified in its entirety by reference to the full text of the Stock Purchase Agreement for shares of NPS and the Agreement for the Sale and Purchase of Shares in GES, along with related contracts (collectively, the “Definitive Agreements”), which were filed with the SEC on the Company’s Current Report on Form 8-K filed on November 16, 2017 and the Proxy Statement filed on May 8, 2018. You are urged to read the entirety of the Definitive Agreements and the other exhibits attached thereto.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from January 23, 2017 (inception) through March 31, 2018 were organizational activities and those necessary to consummate the IPO, described below, identifying a target company for a business combination and activities in connection with the proposed business combination. We do not expect to generate any operating revenues until after the completion of our business combination. We expect to generate non-operating income in the form of interest income on cash and marketable securities held after the Initial Public Offering. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended March 31, 2018, we had net loss of $1,851,707, consisting of target identification and operating costs of $2,559,932, an unrealized loss on marketable securities held in our Trust Account of $29,583 and the change in the fair value of the deferred underwriting fee liability of $4,014, offset by interest income on marketable securities held in our Trust Account of $733,794.

For the period from January 23, 2017 (inception) through March 31, 2017, we had a net loss of $5,744, which consisted of operating and formation costs.

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

Following the Initial Public Offering and the partial exercise of the over-allotment option, a total of $229,217,000 was placed in the Trust Account. We incurred $13,761,498 in Initial Public Offering related costs, including $4,014,340 of underwriting fees, $9,032,265 of deferred underwriting fees and $714,893 of other costs.

As of March 31, 2018, we had cash and marketable securities held in the Trust Account of $231,258,235, substantially all of which is invested in U.S. treasury bills with a maturity of 180 days or less. Interest income earned on the balance in the trust account may be available to us to pay taxes. Through March 31, 2018, we have not withdrawn interest income from the Trust Account.

As of March 31, 2018, we had cash of $120,476 held outside the Trust Account, which is available for use by us to cover the costs associated with identifying a target business, negotiating a business combination, due diligence procedures and other general corporate uses. In addition, as of March 31, 2018, we had accounts payable and accrued expenses of $5,437,191. We have entered into a fee arrangement with a service provider pursuant to which certain fees incurred by us in connection with a potential Business Combination will be deferred and become payable only if we consummate a Business Combination. If a Business Combination does not occur, we will not be required to pay these contingent fees. As of March 31, 2018, the amount of these contingent fees was approximately $1,382,000. To the extent a Business Combination is consummated, we anticipate incurring a significant amount of additional costs. There can be no assurances that we will complete any Business Combination.

For the period three months ended March 31, 2018, cash used in operating activities amounted to $620,620, mainly resulting from net loss of $1,851,707 and interest earned on marketable securities held in the Trust Account of $733,794, offset by the change in the fair value of the deferred underwriting fee liability of $4,014 and an unrealized loss on marketable securities held in the Trust Account of $29,583. Changes in our operating assets and liabilities provided cash of $1,939,312.

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

As of March 31, 2018, we had $120,476 in cash and a working capital deficit of $5,165,916. We have not generated operating revenues, nor do we expect to generate operating revenues until the consummation of an initial Business Combination. Our Sponsor or certain of our officers and directors are not under any obligation to advance us funds, or to invest in us. Accordingly, we may not be able to obtain additional financing. If we are unable to raise additional capital, we may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. We cannot provide any assurance that new financing will be available to us on commercially acceptable terms, if at all. These conditions raise substantial doubt about our ability to continue as a going concern.

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

Ordinary shares subject to possible redemption

We account for our ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. Our ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, at March 31, 2018 and December 31, 2017, ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of our condensed consolidated balance sheet.

Recent accounting pronouncements

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s condensed consolidated financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2018. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.

Changes in Internal Control Over Financial Reporting

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 1A. RISK FACTORS.

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017 filed with the SEC or the Proxy Statement. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017 filed with the SEC or the Proxy Statement.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Unregistered Sales

All unregistered sales and issuances of equity securities for the three months ended March 31, 2018 that are required to be disclosed herein were previously disclosed in a Current Report on Form 8-K filed with the SEC.

Use of Proceeds

For a description of the use of the proceeds generated in our Initial Public Offering, see Part I, Item 2 of this Quarterly Report.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith.

SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NATIONAL ENERGY SERVICES REUNITED CORP.

Date: May 14, 2018		/s/ Sherif Foda
	Name:	Sherif Foda
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: May 14, 2018		/s/ Thomas Wood
	Name:	Thomas Wood
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)

