Form 10-K
period 2025-12-31
National Energy Services Reunited Corp.
filed 2026-03-06
CIK 1698514

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 001-38091

NATIONAL ENERGY SERVICES REUNITED CORP.

(Exact name of Registrant as specified in its charter)

British Virgin Islands

(State or other jurisdiction of incorporation or organization)

98-1367302

(I.R.S. Employer Identification No.)

777 Post Oak Blvd., Suite 730

Houston, Texas

(Address of principal executive offices)

77056-3214

(Zip Code)

Registrant’s telephone number, including area code: (832) 925-3777

Securities registered or to be registered pursuant to Section 12(b) of the Act.

Title of each class	Trading Symbols	Name of each exchange on which registered
Ordinary shares, no par value per share	NESR	The Nasdaq Capital Market

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one): Large accelerated filer ☐ Accelerated filer ☒ Non-accelerated filer ☐ Smaller reporting company ☐ Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D- 1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the ordinary shares held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter (based on the closing price on June 30, 2025, reported by the Nasdaq Capital Market) was $411.2 million.

As of December 31, 2025, the registrant had 100,787,173 ordinary shares, no par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of Registrant’s Definitive Proxy Statement for the 2026 Annual General Meeting of Shareholders are incorporated by reference into Part III of this Form 10-K.

2

PART I

ITEM 1. BUSINESS

National Energy Services Reunited Corp. (“NESR,” the “Company,” “we,” “our,” “us” or similar terms) is one of the largest oilfield services providers in the Middle East and North Africa (“MENA”) region. The Company’s business consists primarily of upstream and midstream oilfield services with oil and natural gas companies as customers. NESR’s revenues are primarily derived by providing production services (“Production Services”) such as hydraulic fracturing, coiled tubing, stimulation and pumping, cementing, nitrogen services, filtration services, pipelines and industrial services, production assurance, artificial lift services, completions and integrated production management. NESR also provides drilling and evaluation services (“Drilling and Evaluation Services”) such as rigs and integrated services, fishing and downhole tools, thru-tubing intervention, tubular running services, directional drilling, drilling and completion fluids, pressure control, well testing services, wireline logging services, and slickline services. NESR has significant operations throughout the MENA region including Saudi Arabia, Oman, Kuwait, United Arab Emirates (“UAE”), Iraq, Algeria, Egypt and Libya.

Formed in January 2017, NESR filed a registration statement for its initial public offering in May 2017. In November 2017, NESR announced the acquisition of two oilfield services companies in the MENA region. On June 6, 2018, NESR acquired all of the issued and outstanding equity interests of NPS Holdings Limited (“NPS”) and Gulf Energy S.A.O.C. (“GES”) (collectively, the “NPS/GES Business Combination”). On June 1, 2020, and May 5, 2021, respectively, NESR further expanded its footprint within the MENA region when its NPS subsidiary acquired Sahara Petroleum Services Company S.A.E. (“SAPESCO”) and specific oilfield service lines of Action Energy Company W.L.L. (“Action”) (collectively with the NPS/GES Business Combination, the “Business Combinations”). On July 1, 2022, NESR acquired a minority stake in W. D. Von Gonten Engineering LLC (“WDVGE” or the “WDVGE Investment”) a premier Reservoir Characterization and Geological & Geophysical (“G&G”) laboratory and consulting business formed from the merger of W. D. Von Gonten Laboratories LLC and W. D. Von Gonten & Co. Petroleum Engineering Consulting. See Note 8, Goodwill, Intangible, and Other Assets, to the consolidated financial statements included in Item 8, “Financial Statements and Supplementary Data,” of this Annual Report on Form 10-K (“Annual Report”) for further discussion of our most recent investments.

Principal Markets

The Company’s operations and activities are located within certain geographies, primarily in the MENA region. The revenue earned by geographic area, based on drilling location, was as follows for the periods presented (in US$ thousands):

	Year ended
	December 31, 2025	December 31, 2024	December 31, 2023
Geographic Area:
Domestic (BVI)	$-	$-	$-
MENA	1,315,939	1,282,923	1,132,321
Rest of World	8,108	18,781	13,594
Total revenue	$1,324,047	$1,301,704	$1,145,915

Principal Activities

Production Services. Our Production Services segment includes the results of operations from services that are generally offered and performed during the completion and production stages of a well’s lifecycle. These services include, but are not limited to, the following:

●	Hydraulic Fracturing – Hydraulic fracturing services are performed to enhance production of oil and natural gas from formations with low permeability and restricted flow of hydrocarbons. The process of hydraulic fracturing involves pumping a viscous, pressurized fracturing fluid, typically a mixture of water, chemicals and proppant, into a well casing or tubing and through perforations in order to fracture underground mineral formations. These fractures release trapped hydrocarbon particles and free a channel for the oil or natural gas to flow to the wellbore for extraction. Fracturing fluid mixtures include proppant that becomes lodged in the cracks created by the hydraulic fracturing process, “propping” them open to facilitate the flow of hydrocarbons upward through the well. Our hydraulic fracturing operations employ real-time monitoring of surface equipment and downhole pressure, to effectuate predictive maintenance and evaluate the efficacy of the fluid treatment.

●	Coiled Tubing – We provide various coiled tubing services ranging from nitrogen lifting, fishing, milling, clean-out, scale removal and other complex well applications. We employ design software to predict the performance of coiled tubing string and fluid behavior. The work history and integrity of each coiled tubing work string is constantly monitored in real-time to allow our engineers to continually evaluate developments in coiled tubing applications. Our coiled tubing units are suitable for both onshore and offshore.

●	Stimulation and Pumping – We employ stimulation and pumping services in our operations. We currently offer acidization of wells, cleaning jobs, the release of stuck drill pipe and tubing, well pressure testing and inhibition jobs on gas wells.

●	Cementing – We have over 25 years of experience in primary and remedial cementing services across the MENA region. Our cementing solutions include cementing equipment with complete automated density control capabilities, large volume batch mixers allowing larger volume of slurries to be mixed and pumped at homogeneous density and customized cement systems for specific applications such as gas migration, ultra-light weight, flexible cement, HTHP (high-temperature/high-pressure) and self-healing cement. We also have an extensive database of knowledge and experience, in addition to laboratory and research support of field activity.

●	Nitrogen Services – We offer a complete nitrogen service package through our nitrogen fleets. Our equipment incorporates a combination of low, intermediate, and high-rate pumping units. Our operational capabilities range from stand-alone nitrogen services such as freeing stuck drill pipe and unloading or cleaning out wellbores, to integrating with other service lines such as coiled tubing, stimulation and cementing, with the essential gaseous components necessary for various applications.

●	Filtration Services – We provide filtration services through our two-stage, skid mounted, easy to handle filtration vessels. The primary and secondary filtration stages are usually carried out together. We have filtered thousands of barrels of drilling fluid on rig sites to mitigate wellbore damage as well as to support UBD (Under Balanced Drilling) operations. We also provide fluid storage tanks and pumping units as necessary.

●	Pipelines and Industrial Services – We provide pipeline services to plants and refineries including water filling and hydro testing, nitrogen purging, de-gassing and pressure testing, as well as cutting/welding and pipe cooling/vessels systems. Our equipment and resources include an existing fleet of inert gas pump units, pig launchers and receivers, intelligent pigs, high-rate pumping units at high and low pressure, and pipeline inspection services.

●	Production Assurance – Our fleet of water well drilling rigs and portfolio of conventional water treatment technologies (chemicals and filtration) allow us to serve the full water cycle. This includes the sourcing and treatment of water for oil and natural gas, municipal and industrial use and the injection disposal of water into selected reservoirs. We also provide a portfolio of production assurance chemicals to assist hydrocarbon production from specific reservoirs to enhance hydrocarbon productivity. This is achieved by collaborating with select chemical companies and academic institutes on fit-for-purpose solutions, leveraging our established in-house technical team of engineers and laboratory capabilities.

●	Artificial Lift Services – We provide vertical, deviated and horizontal rod pumping systems, analysis and optimization recommendations for fluid level and dynamometer testing, artificial lift optimization and data interpretation, long-term monitoring and optimization, and associated field services. We also provide gas lift systems and downhole monitoring systems. We maintain a downhole pump workshop that is equipped with up-to-date equipment and tools, including pump testers, barrel honing and API beam pump gauges.

●	Completions – We provide surface and subsurface safety systems, high-pressure packer systems, flow controls, service tools, expandable liner technology, VIT (Vacuum Insulated Tubing) technology for steam applications, and engineering capabilities with manufacturing and testing capacity. We focus on in-country value by taking a locally-driven systems approach to well completions for maximum recovery in addition to intelligent completion architectures.

●	Integrated Production Management – These projects are focused on developing and managing production on behalf of the Company’s customers under long-term agreements. The Company invests its own services and products, and in some cases cash, into the field development activities and operations. Although in certain arrangements the Company is paid for a portion of the services or products it provides, generally the Company is not paid at the time of providing its services or upon delivery of its products. Instead, the Company is compensated based upon cash flow generated.

NESR Environmental and Decarbonization Applications (“NEDA”). The Company launched its NEDA service line, part of the Production Services segment, in 2024, a reorganization of the prior ESG IMPACT service line that was first introduced in 2021. NEDA is comprised of a portfolio of technology partnerships, early-stage equity investments, and in-house research and development encompassing key focus areas such as water recovery and mineral extraction, gas emissions monitoring, flare abatement and gas reuse, and energy capture solutions. The aim of the segment is to help the upstream value chain decarbonization operations and improve water stewardship, primarily by streamlining the piloting and commercialization of technologies both native to the oil and gas industry and also adapted from other industries.

In 2025, NEDA continued to build out its circular water and mineral extraction portfolio, having successfully completed a first-in-country Direct Lithium Extraction pilot campaign with a key Middle East customer. The NEDA team also piloted its real-time emissions monitoring solution with a large national oil company in the region.

As the frontier opportunities within NEDA are novel to the oil and gas industry, many of the technologies and applications are still in early development and are dependent on regulation and other sustainability-related drivers for future commercial viability. NESR’s strategy is to take a low-risk, capital-light approach to its NEDA investments and development projects, with the aim of proving technologies that have significant growth potential over the long-term.

The results of NEDA were not material to our Consolidated Statements of Operations for the years ended December 31, 2025, December 31, 2024, or December 31, 2023.

Drilling and Evaluation Services. Our Drilling and Evaluation Services segment includes the results of operations from services that are generally offered and performed during the well construction stage of a well’s lifecycle and related mainly to the operation of drilling rigs. These services include, but are not limited to, the following:

●	Rigs and Integrated Services – Our fleet of rigs range from 200 horsepower (HP) to 1,500 HP and offer drilling capabilities for all types of wells with depths up to 4,000 meters. Our fleet includes 750 HP truck-mounted, agile rigs, which are ideal for both light and heavy work over campaigns as these rigs are equipped with complete mud systems that can handle normal drilling activities. In addition, we provide a “one-stop solution” that encompasses integrated drilling services, including the provision of the rig to wellbore construction and well testing.

●	Fishing and Downhole – We provide highly innovative and reliable drilling tools and machine shop services for conventional and unconventional drilling applications. Our manufacturing capabilities include manufacturing flanges, subs, pup joints, pony drill collars and all types of crossovers. We also have the provision of threading and repair services for the oil and natural gas industry including the re-cutting of tubing and casing, repair of drilling and production tubulars and well heads.

●	Thru-Tubing Intervention – We provide comprehensive oilfield solutions for all thru-tubing intervention requirements, from milling to fishing and thru-tubing well intervention.

●	Tubular Running Services – We provide traditional Tubular Running Services operated by highly trained personnel focused on safety, quality, efficiency and well integrity. Our Casing Running Tool service enables simultaneous connection make-up, break-out, circulation and rotation, increasing the probability of successful, first-attempt casing string placement, while mitigating safety and service quality risk.

●	Directional Drilling – Our directional drilling services provide a suite of solutions from conventional to unconventional drilling applications, including directional drilling, measurement while drilling, logging while drilling, drilling optimization, drilling engineering, borehole surveying, and surface mud logging. Directional Drilling includes our growing Roya™ family of advanced drilling technologies, discussed below.

●	Drilling and Completion Fluids – We provide drilling fluid systems and related technologies for a number of projects, including development drilling, exploration drilling and high-pressure/high-temperature drilling, in accordance with international standards and regulations for both onshore and offshore projects.

●	Pressure Control – With a full range of wellhead products, flow control equipment and stimulation pressure control equipment, we can provide safe and efficient drilling, completion, and production activities. Our capabilities include pre-engineered products, in addition to fit-for-purpose fully customized designs, encompassing a wide variety of applications.

●	Well Testing Services – Our well testing services are used to measure solids, gas, oil and water produced from a well. We offer integrated well testing services across the exploration, appraisal and development phases of oil and gas wells. Our aim is to provide newer, faster and more precise testing results through ongoing innovation and superior service quality, and our services include surface well testing onshore and offshore, flow back packages, sand management, burner boom stack for gas flaring, smokeless burner, multi-phase flow meters (MPFM), zero-flaring packages, and water treatment and filtration.

●	Wireline Logging Services – Our fleet of logging trucks, offshore units, logging tools and pressure control equipment provides a wide variety of cased-hole logging services to our clients, including production and injection performance evaluation, stimulation performance evaluation, water shutoff determination, tubing and multiple casing integrity, acoustic leak detection, perforation, pipe recovery, cased hole formation evaluation, and interval isolation and borehole seal.

●	Slickline Services – Our slickline services cover a range of applications including descaling, wax and sand cleanout, plug setting, gas lift valve changeout, fishing and other complex well applications.

Directional Drilling and Roya™ Technology Portfolio. Technology enhancement and expansion within the Drilling and Evaluation Services segment continues to be a strategic focus for the Company. Since 2021, the Company has entered into several strategic Drilling and Evaluation Services partnerships with other technology providers to bring enhanced technologies to its customers. Key partnerships include PHX Energy Services Corp., to bring leading directional drilling capabilities from North America to the MENA region; Beyond Energy Services & Technology Corp., to offer managed pressure drilling services; and Kinetic Pressure Control Limited, to develop its Kinetic Blowout Stopper (“KBOS”) technology in the MENA region and through which the commercial fleet of KBOS units expanded further in 2025.

In 2025, the Company continued the technical and commercial buildout of its Roya™ advanced directional drilling technology platform to penetrate the high-end directional drilling market beyond the Company’s existing Drilling and Evaluation Services offerings. The Roya™ advanced drilling platform is comprised of NESR’s RoyaStream™ measurement-while-drilling tool, its RoyaSeek™ logging-while-drilling tool, and its RoyaSteer™ rotary-steerable system. Through 2025, the Company executed successful drilling campaigns with various combinations of its Roya™ solutions across the Middle East. Previously, NESR had secured multi-year directional drilling “platform” contracts for this technology in Kuwait, Oman and Saudi Arabia, and ongoing techno-commercial development involves the iterative improvement of Roya™ for selective directional drilling applications within these countries. While Roya™ represents a significant, strategic growth opportunity for the Company in the coming years, management expects to deploy this technology deliberately to ensure reliability and commercial success.

Customers

NESR’s primary customers are national oil companies, large integrated oil companies, and independent operators. Revenues from four customers individually accounted for 49%, 9%, 8% and 7% of the Company’s consolidated revenues in the year ended December 31, 2025, 54%, 9%, 7% and 4% of the Company’s consolidated revenues in the year ended December 31, 2024, and 44%, 8%, 7% and 5% of the Company’s consolidated revenues in the year ended December 31, 2023.

Marketing Channels

We sell our products and services through both direct and indirect channels. Our primary sales channel is our direct sales force, which operates with a strong country-level focus and maintains close relationships with customers through locally based teams. This structure enables us to respond quickly to customer needs, tailor solutions to local market conditions, and build long-term strategic partnerships.

Competition

We operate in highly competitive markets across the MENA region, where our competitors include both large multinational corporations and smaller local service providers. Our revenues and earnings are influenced by various factors, including competitive dynamics, fluctuations in drilling and completion activity, changes in customer spending patterns, expectations of future oil and natural gas prices, government regulations, weather-related disruptions, and general economic conditions.

We believe that the principal factors affecting competition in our industry include price, operational performance, product and service quality, safety record, responsiveness, technological capability, and the breadth of available products and services. NESR seeks to differentiate itself through superior execution, reliability, and a commitment to safety and innovation across all operating segments.

Seasonality

Seasonal changes in weather and significant weather events affect the demand and price of oil and therefore the demand for our services. These seasonal and weather-related factors may result in fluctuations in our revenue and operating results from quarter to quarter. Additionally, customer spending patterns in the oilfield services industry often lead to higher levels of activity in the fourth quarter of each year, as clients seek to fully utilize their annual budgets before year-end.

Human Capital

As of December 31, 2025, 2024, and 2023, we employed 7,352, 6,554, and 6,231 employees and independent contractors, respectively, of over 60 different nationalities. Our employees are at the forefront of NESR’s strategy. We believe that our long-term success depends on our ability to attract, retain, and motivate highly qualified and committed professionals. NESR places strong emphasis on cultivating a motivated and skilled workforce by identifying and developing key capabilities and aligning them with our business needs. We invest heavily in training and professional development through a mix of on-the-job learning, online programs, and classroom instruction. Our structured career development framework defines the core competencies and skills required for advancement, enabling employees to progress in both seniority and responsibility. By fostering a culture of continuous learning and growth, NESR ensures that our people remain empowered to deliver operational excellence and sustain our competitive advantage.

The Company provides a comprehensive range of welfare and benefit programs consistent with local laws and market practices in the countries in which it operates. These programs generally include medical, dental, and vision coverage; medical and dependent care flexible spending accounts; short- and long-term disability insurance; and life insurance. In addition, the Company maintains an annual bonus plan for key employees whose decisions, activities, and performance have a material impact on business results. Target bonus levels are determined individually, taking into account employee performance objectives, competitive compensation practices, and prevailing market conditions. Bonus eligibility and payout levels are primarily linked to the achievement of Company and individual performance objectives over the annual period, reinforcing a culture of accountability and performance excellence.

The Company has no history of prolonged labor disputes or work stoppages and thus believes that relations with employees are good. With the exception of certain of our employees in Oman, none of our employees are currently represented by unions or covered by collective bargaining agreements.

Sources and Availability of Raw Materials

We purchase various component parts in connection with delivering our products and services. These materials are generally, but not always, available from multiple sources and may be subject to price volatility. While we generally do not experience significant long-term shortages of these materials, we have from time to time experienced temporary shortages of particular component parts. We are always seeking ways to ensure the availability of resources, as well as managing costs of component parts.

Capital Expenditures

During the three most recent fiscal years, the Company’s capital expenditures were $316.8 million in the aggregate, comprising $143.5 million during the year ended December 31, 2025, $105.1 million during the year ended December 31, 2024, and $68.2 million during the year ended December 31, 2023. The primary geographies for the Company’s capital expenditures were Saudi Arabia, Oman, Kuwait, and UAE. The Company has utilized these capital expenditures predominantly to purchase equipment to support revenue growth. For more information on our capital expenditures and requirements, see “Liquidity and Capital Resources” within Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Additionally, the Company’s Integrated Production Management (“IPM”) projects are focused on developing and managing production on behalf of the Company’s customers under long-term agreements. The Company invests its own services and products, and in some cases cash, into the field development activities and operations. Although in certain arrangements the Company is paid for a portion of the services or products it provides, generally the Company is not paid at the time of providing its services or upon delivery of its products. Instead, the Company is compensated based upon cash flow generated. The Company invested $0 (zero) million, $0 (zero) million, and $16.0 million in IPM projects during the years ended December 31, 2025, 2024, and 2023, respectively. The Company has no plans for additional IPM capital expenditures as of the date of this filing.

Since March 2023, and continuing through December 31, 2026, the Company’s Chief Financial Officer (“CFO”) was given final responsibility for the Company’s capital expenditure process, under the supervision of the Board of Directors.

Research and Development

To date, the Company has not incurred significant expenditures on research and development activities, other than through strategic investments and partnerships intended to expand its NEDA and Drilling and Evaluation portfolios. These investments are individually insignificant but in the aggregate totaled $25.2 million and $24.3 million as of December 31, 2025 and December 31, 2024, respectively.

The Company accounts for these investments under the measurement alternative in Accounting Standards Codification (“ASC”) 321, Investments – Equity Securities, and records them at cost, net of impairment, as none of the investments have readily determinable fair values. In accordance with ASC 321, the Company monitors these investments for indicators of impairment, including recent transactions involving the investees, liquidity position, operating performance, and other qualitative and quantitative factors.

For the year ended December 31, 2025, the Company recorded an impairment charge of $5.1 million related to one investment that is expected to exhaust its remaining cash during 2026 and currently has limited ability to recapitalize. In addition, the Company identified two investments with heightened risk of impairment, with potential exposure of up to $7.1 million, for the year ending December 31, 2026, due to stressed liquidity conditions in one instance and uncertainty surrounding the ultimate realization of earn-out consideration in another instance. No impairments or other downward adjustments were recorded for the years ended December 31, 2024 and December 31, 2023.

Subsequent to December 31, 2025, the Company contributed an additional $1.0 million to one of its investments, increasing the carrying value of the overall portfolio to $26.2 million.

Intellectual Property

We own and control a variety of intellectual property, including but not limited to proprietary information and software tools and applications that, in the aggregate, are material to our business. No individual instance of intellectual property is material to the Company. To date, the Company has not made significant expenditures on research and development activities aside from strategic investments and partnerships with companies to expand the NEDA and Drilling and Evaluation Services portfolios. Additionally, we operate NESR Oilfield Research & Innovation Center (“NORI”) in the heart of Saudi Arabia’s industrial research, technology, and academic hub, Dharan Techno Valley (“DTV”). NORI allows us the ability to drive energy sector research and innovation across the MENA region through activities such as providing advanced core analysis and reservoir studies for our customers.

Governmental Regulations

Our business is significantly affected by country, regional and local laws and regulations. These laws and regulations relate to, among other things:

●	worker safety standards;

●	protection of the environment and natural resources;

●	storage, handling, transportation, use and disposal of hazardous materials; and

●	mobilization of our equipment to, and operations conducted at, our work sites.

Numerous permits are required for the conduct of our business and operation of our various facilities and equipment. These permits can be revoked, modified, renewed or denied renewal by issuing authorities based on factors both within and outside our control.

We cannot predict the level of enforcement of existing laws and regulations or how such laws and regulations may be interpreted by enforcement agencies or court rulings in the future. We also cannot predict whether additional laws and regulations will be adopted, including changes in regulatory oversight, increases of federal, state or local taxes, increases of inspection costs, or the effect such changes may have on us, our businesses or our financial condition. However, failure to comply with laws, regulations, or permits may result in fines, the imposition of remedial obligations, or other penalties that have a material impact on our operations, including (in some instances) the revocation of necessary authorizations.

We are subject to numerous environmental and other governmental and regulatory requirements related to our operations worldwide. For additional details, see “Financial, Regulatory, Legal and Compliance Risks” within Item 1A, “Risk Factors.”

Environmental Regulation

In the countries where we operate, we are subject to environmental laws and regulations governing the discharge of materials into the environment or otherwise relating to environmental protection and occupational health and safety, including regulations related to greenhouse gas emissions and hydraulic fracturing. The trend in environmental regulation has been to place more restrictions, limitations and conditions on activities that may adversely affect the environment, and thus any changes in environmental laws and regulations or re-interpretation of enforcement policies that result in more stringent and costly regulatory requirements could have a material adverse effect on our business, liquidity position, financial condition, results of operations and prospects. We may be unable to pass on such increased compliance costs to our customers. Where applicable we have obtained and maintain licenses to operate through the local ministry of environment or similar governmental authority. We have established and implemented an environmental health and safety management system based on ISO 14001 and OHSAS 18001. In addition, we remain accountable to each customer or operator we service and ensure that compliance is maintained based on each customer’s requirements. Although our operations are subject to a variety of regulations across multiple jurisdictions, a summary of the most pertinent regulations affecting our operations is provided below.

Air and Climate

Certain of our operations generate emissions of regulated air pollutants, which may require permits in certain jurisdictions where we operate. Many countries impose limitations on air emissions and require adherence to certain maintenance, work practice, reporting, recordkeeping, and other requirements. Failure to obtain a permit or to comply with a permit or other regulatory requirements could result in investigations and the imposition of sanctions, including administrative, civil and criminal penalties. In addition, we or our customers could be required to shut down or retrofit existing equipment, leading to additional capital or operating expenses and operational delays.

Additionally, the threat of climate change continues to attract considerable attention in the United States of America (“U.S.”) and foreign countries. Numerous laws and regulations have been passed, and other proposals have been made and could continue to be made at multiple levels of government to monitor, limit and disclose existing emissions of greenhouse gases as well as to restrict or eliminate such future emissions. As a result, our operations as well as the operations of our oil and natural gas exploration and production customers are subject to a number of requirements and risks associated with the production and processing of fossil fuels and emission of greenhouse gases.

Multiple jurisdictions have adopted laws and regulations that require monitoring, reporting, disclosure or reduction of emissions of certain greenhouse gases from the oil and natural gas sector. Additionally, several jurisdictions have adopted policies to reduce the consumption of fossil fuels, which may ultimately result in decreased demand for our services. Internationally, the United Nations-sponsored Paris Agreement requires member states to submit non-binding, individually-determined reduction goals, so-called Nationally Determined Contributions, or NDCs, every five years beginning in 2015. Most of the jurisdictions where we operate have ratified the Paris Agreement and, as a result, developed and submitted NDCs, several of which focus on reducing the emissions from the oil and natural gas sector or promoting the use of renewable energy or energy efficiency technologies.

Litigation risks are also increasing, as various parties (including individuals, local governments, and environmental activists) have brought suits in a number of jurisdictions. Although novel legal theories continue to be developed, many of these suits are brought on one of the following themes: (1) governments have a duty to reduce greenhouse gas emissions within their jurisdiction; (2) oil and natural gas companies are liable for various asserted damages associated with the production of fuels that contributed to climate change; or (3) oil and natural gas companies have been aware of the adverse effects of climate change for some time but failed to adequately disclose those impacts to investors or consumers.

There are also increasing financial risks for fossil fuel companies. Shareholders may elect in the future to shift some or all of their investments into non-energy related sectors. Institutional lenders that provide financing to fossil fuel energy companies also have become more attentive to sustainable lending practices and some may elect not to provide funding for fossil fuel energy companies. There is also a risk that financial institutions will be required to adopt policies that have the effect of reducing the funding provided to the fossil fuel sector. Multiple financial regulators have adopted, or are considering adopting, climate stress-testing or disclosure requirements.

The adoption and implementation of new or more stringent legislation, regulations or other regulatory initiatives that impose more stringent standards for greenhouse gas emissions from the oil and natural gas sector or otherwise restrict the areas in which this sector may produce oil and natural gas or generate greenhouse gas emissions could result in increased costs of compliance or costs of consuming, and thereby reduce demand for, oil and natural gas, which could reduce demand for our services and products. Additionally, litigation and financial risks may result in our oil and natural gas customers restricting or cancelling production activities, incurring liability for infrastructure damages as a result of climatic changes, or having their ability to continue to operate in an economic manner impaired, which also could reduce demand for our services and products.

Water

Most of the countries in which we operate have laws and regulations in place relating to water discharges, particularly those in the vicinity of inhabited areas or regulated waterways. Multiple jurisdictions also regulate the disposal of produced water associated with the hydraulic fracturing process. Restrictions and controls regarding the unauthorized discharge of pollutants, including produced waters and other oil and natural gas wastes, into regulated waters are in place but are not always subject to formal assessments by regulators. We are working to ensure that our facilities have adequate drainage, sumps, and appropriate sedimentation tanks where required, that the integrity of primary and secondary containment systems is maintained, and that spill prevention controls and countermeasure plans are in place to minimize the impact of potential releases or spills.

Waste and Hazardous Materials

Our operations use and generate hazardous substances and waste. Accordingly, we could become subject to material liabilities relating to the investigation and cleanup of potentially contaminated properties, or to claims alleging personal injury or property damage as the result of exposures to, or releases of, hazardous substances or waste. Applicable laws may provide for “strict liability” for remediation costs, damages to natural resources or threats to public health and safety. Some environmental laws provide for joint and several liability for remediation of spills and releases of hazardous substances and waste. Joint and several liability can render one party liable for all damages arising from a spill or release even if other parties also contributed to the spill or release.

Health and Safety Regulation

We are subject to certain requirements that regulate the protection of health and safety. We are committed to providing a safe workplace. Our health, safety, and environmental (“HSE”) standards are influenced by federal, state and local requirements and the International Association of Oil and Gas Producers, a global forum whose members identify and share best practices to achieve improvements. Our HSE policy objectives include:

●	identifying risks to health and safety and implementing measures to control risk to an acceptable level;

●	periodically setting and publishing specific health and safety targets in consultation with employees and monitoring progress towards achieving such targets;

●	providing appropriate financial and physical resources to implement our health and safety targets;

●	recognizing that management of health and safety is a prime responsibility of line management;

●	devoting sufficient resources to ensure environmentally friendly performance;

●	encouraging full commitment of employees, by involving and consulting them on HSE matters;

●	ensuring employees receive appropriate information and training; and

●	periodic reviewing and auditing our health and safety system to ensure its adequacy and effectiveness; and defining internal standards on HSE reporting, service quality reporting, injury and loss prevention, mechanical lifting, driving and journey management, hazard effects and management plan, environmental management, and audit and training.

We review and implement numerous practices to meet these objectives, but we cannot guarantee that we will implement every practice that we review or that these practices will fully achieve our stated objectives.

Taxation

U.S. Federal Income Taxation

The brief description below of the U.S. federal income tax consequences to “U.S. Holders” will apply to you if you are a beneficial owner of shares and, for U.S. federal income tax purposes, (1) an individual citizen or resident of the United States, (2) a corporation, or any other entity taxable as a corporation, organized under the laws of the United States, any state thereof or the District of Columbia, (3) an estate whose income is subject to U.S. federal income tax regardless of its source, or (4) a trust if (i) a U.S. court can exercise primary supervision over the trust’s administration and one or more U.S. persons are authorized to control all substantial decisions of the trust or (ii) it has in effect a valid election under applicable U.S. Treasury regulations to be treated as a U.S. person.

The following summary does not discuss all aspects of U.S. federal income taxation that may be applicable to U.S. Holders in light of their particular circumstances or to investors who are subject to special treatment under U.S. federal income tax law, including certain former citizens or long-term residents of the United States, insurance companies, banks or other financial institutions, regulated investment companies, securities or foreign currency dealers, tax-exempt organizations, persons holding shares as part of a straddle, hedging, constructive sale, or conversion transaction, persons subject to the foreign tax credit splitting events rules, persons subject to the alternative minimum tax, persons who acquired their shares pursuant to the exercise of employee stock options or otherwise as compensation, U.S. Holders having a functional currency other than the U.S. dollar, traders in securities that use the mark-to-market method of accounting, persons owning (directly, indirectly or by attribution) 10% or more of our outstanding share capital or voting stock and persons not holding the shares as capital assets (generally, property held for investment). This discussion also does not address the consequences of the Medicare tax on net investment income or any aspect of state, local or non-U.S. tax law or any other aspect of U.S. federal taxation (e.g., the estate or gift tax) other than income taxation.

If a partnership or an entity or arrangement treated as a partnership for U.S. federal income tax purposes owns shares, the U.S. federal income tax treatment of a partner in such a partnership will generally depend upon the status of the partner, the activities of the partnership, and certain determinations made at the partner level. A partnership that owns shares and the partners in such partnership should consult their own tax advisers about the U.S. federal income tax consequences of holding and disposing of ordinary shares.

Prospective purchasers are urged to consult their own tax advisers about the application of the U.S. federal tax rules to their particular circumstances as well as the state, local, non-U.S. and other tax consequences to them of the purchase, ownership and disposition of our shares.

Taxation of Dividends and Other Distributions on our Shares

Subject to the passive foreign investment company (“PFIC”) rules discussed below, the gross amount of distributions paid by us to U.S. Holders with respect to the shares (including the amount of any taxes withheld therefrom) will generally be includable in your gross income as dividend income on the date that you actually or constructively receive the distribution in accordance with your regular method of accounting for U.S. federal income tax purposes, but only to the extent that the distribution is paid out of our current or accumulated earnings and profits (as determined under U.S. federal income tax principles). To the extent that the amount of the distribution exceeds our current and accumulated earnings and profits (as determined under U.S. federal income tax principles), it will be treated first as a tax-free return of capital causing a reduction in your tax basis in your shares, and to the extent the amount of the distribution exceeds your tax basis, the excess will be taxed as capital gain. We do not intend to calculate our earnings and profits under U.S. federal income tax principles. Therefore, a U.S. Holder should expect that a distribution will be treated as a dividend even if that distribution would otherwise be treated as a non-taxable return of capital or as capital gain under the rules described above. With respect to corporate U.S. Holders, the dividends will not be eligible for the dividends-received deduction allowed to corporations in respect of dividends received from other U.S. corporations.

With respect to non-corporate U.S. Holders, including individual U.S. Holders, dividends generally will be taxed at the lower capital gains rate applicable to qualified dividend income, provided that (1) the shares are readily tradable on an established securities market in the United States, or we are eligible for the benefits of an approved qualifying income tax treaty with the United States that includes an exchange of information program, (2) we are not a PFIC (as discussed below) for either our taxable year in which the dividend is paid or the preceding taxable year, and (3) certain holding period requirements are met. There is currently no income tax treaty between the United States and the British Virgin Islands. Pursuant to IRS authority, shares are considered for the purpose of paragraph (1) above to be readily tradable on an established securities market in the United States if they are listed on Nasdaq. You are urged to consult your own tax adviser regarding the availability of the lower rate for dividends paid with respect to our shares, including the effects of any change in law after the date of this annual report.

Dividends will constitute foreign source income for foreign tax credit limitation purposes. If the dividends are taxed as qualified dividend income (as discussed above), the amount of the dividend taken into account for purposes of calculating the foreign tax credit limitation will be limited to the gross amount of the dividend, multiplied by the reduced rate divided by the highest rate of tax normally applicable to dividends. The limitation on foreign taxes eligible for credit is calculated separately with respect to specific classes of income. For this purpose, dividends distributed by us with respect to our shares will constitute “passive category income” but could, in the case of certain U.S. Holders, constitute “general category income.”

Sale, Exchange or Other Taxable Disposition

Upon the sale, exchange or other taxable disposition of shares, a U.S. Holder generally will recognize capital gain or loss equal to the difference between the U.S. dollar value of the amount realized on the sale, exchange or other taxable disposition and the U.S. Holder’s adjusted tax basis, determined in U.S. dollars, in the shares. In the case of individual U.S. Holders, capital gains generally are subject to U.S. federal income tax at preferential rates if specified minimum holding periods are met. Any gain or loss recognized upon the sale, exchange or other taxable disposition of the shares will be treated as long-term capital gain or loss if, at the time of the sale, exchange or other taxable disposition, the holding period of the shares exceeds one year. Such capital gain or loss will generally be treated as U.S.-source income or loss for foreign tax credit limitation purposes. The deductibility of capital losses by a U.S. Holder is subject to significant limitations. U.S. Holders should consult their own tax advisers in this regard.

Passive Foreign Investment Company

A non-U.S. corporation will be classified as a PFIC for any taxable year if (i) at least 75% of its gross income consists of passive income, (such as dividends, interest, rents, and royalties (other than rents or royalties derived in the active conduct of a trade or business and received from an unrelated person) and gains on the disposition of certain minority interests or (ii) at least 50% of the average value of its assets consist of assets that produce or are held for the production of, passive income. We currently believe that we were not a PFIC for the taxable year ended December 31, 2025, and we do not expect to be classified as a PFIC in the foreseeable future. However, this conclusion is a factual determination that must be made at the close of each year and is based on, among other things, a valuation of our shares and assets, which will likely change from time to time. If we were characterized as a PFIC for any taxable year, a U.S. Holder would suffer adverse tax consequences. A U.S. Holder of shares in a PFIC that does not make certain elections would realize ordinary income rather than capital gains on the disposition of shares and may be subject to punitive interest charges with respect to certain dividends and gains on the sale or other disposition of the shares. Furthermore, dividends paid by a PFIC are not eligible to be treated as qualified dividend income (as discussed above). In addition, if a U.S. Holder holds shares in any year in which we are treated as a PFIC, such U.S. Holder will be subject to additional tax form filing and reporting requirements.

Application of the PFIC rules is complex. U.S. Holders should consult their own tax advisers regarding the potential application of the PFIC rules to the ownership of our shares.

Information Reporting and Backup Withholding

Dividend payments with respect to our shares and proceeds from the sale, exchange or other taxable disposition of our shares may be subject to information reporting to the IRS and possible U.S. backup withholding at a current rate of 24%. Backup withholding will not apply, however, to a U.S. Holder who furnishes a correct taxpayer identification number and makes any other required certification or who is otherwise exempt from backup withholding. U.S. Holders who are required to establish their exempt status generally must provide such certification on IRS Form W-9 (Request for Taxpayer Identification Number and Certification).

Backup withholding is not an additional tax. Amounts withheld as backup withholding may be credited against your U.S. federal income tax liability, and you may obtain a refund of any excess amounts withheld under the backup withholding rules by filing the appropriate claim for refund with the IRS and furnishing any required information. We do not intend to withhold taxes on dividends paid to individual shareholders.

Certain U.S. Holders are required to report information relating to certain “specified foreign financial assets,” which generally include shares of a foreign corporation, subject to certain exceptions (including an exception for shares held in accounts maintained by certain financial institutions), by attaching a complete IRS Form 8938 (Statement of Specified Foreign Financial Assets) with their tax return for each year in which they hold such shares. U.S. Holders are urged to consult their tax advisers regarding the application of the U.S. information reporting and backup withholding rules.

Available Information

We file annual, quarterly and current reports, proxy statements and other information with the SEC. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at http://www.sec.gov. We also make these filings available free of charge on our Company website, which can be found at http://www.nesr.com. Information on our website is not incorporated by reference into this Annual Report.

Information About Our Executive Officers

Our executive officers are appointed from time to time by vote of the Board of Directors and hold office until a successor is elected and qualified. Our current executive officers are:

Name	Age(1)	Position
Sherif Foda	56	Executive Chairman of the Board and Chief Executive Officer
Stefan Angeli	66	Chief Financial Officer

(1)	As of December 31, 2025.

Sherif Foda has served as the Chairman and Chief Executive Officer of NESR (“CEO”) since inception. He started the company in 2017 to create the first and largest energy services company from the MENA region publicly listed on the Nasdaq Stock Market. He has more than 25 years of professional experience in the energy industry working primarily in his earlier career for Schlumberger Limited (NYSE: SLB) around the world, particularly in the Middle East, Europe and the US. He served as Senior Advisor to the Chairman of SLB, an officer and President of the Production Group, the President of Europe and Africa, Vice President, and Managing Director of the Arabian market, President of Well Intervention worldwide, Vice President of Europe, Caspian and Africa, and Managing Director of Oman among other roles. He started his career in 1993 with SLB, working on the offshore fields in the Red Sea, then transferred to Germany and Eastern Europe before getting to multiple senior level positions. Prior to working in the oil and natural gas industry, he worked in the information technology and computer industry for two years after graduating from Ain Shams University in Cairo with double majors in Electronics Engineering and Automatic Control. He attended various executive courses at Harvard Business School, Oxford and IMD Business School and is a usual speaker in multiple forums. Mr. Foda used to serve as a board member of Energy Recovery, Inc. (Nasdaq: ERII), a technology company based in California and on the Board of Trustees of Awty International School in Houston. He currently serves as the Chairman of the board of directors of W. D. Von Gonten Engineering LLC based in Houston, GLC Energy Company in London and is a member of the Oxford Energy Policy Club in the UK. He is also a board member for Al Fanar Venture philanthropy in London.

Stefan Angeli has been the CFO of NESR since February 2022. Previously, Mr. Angeli was CFO for Stratum Reservoir – a private equity portfolio company involved in reservoir characterization, laboratory services and instrumentation for upstream, downstream and the mining sector. Mr. Angeli spent the majority of his career (30 years) at Schlumberger in diverse roles with his last 5 assignments being Group Controller for Integrated Project Management, Controller for the Reservoir Production Group, Area Controller for Latin America Oilfield Services, and Controller for Schlumberger Information Systems & Well Completion and Productivity Business Segments. During his career, Mr. Angeli has been based in Sydney, Singapore, Jakarta, Aberdeen, Luanda, London, Rio De Janeiro and Houston. He earned a Bachelor of Economics degree majoring in Economics and Accounting from the University of Sydney, qualified as a chartered accountant, and then finished a graduate diploma in Advanced Financial Management. He has also attended advanced finance management courses at the International Institute for Management Development (IMD) and the Wharton School of the University of Pennsylvania and holds a graduate diploma in Securities and Valuation from the Securities Institute of Australia. Mr. Angeli is a board member of ICE Thermal Holdings, LLC and W. D. Von Gonten Engineering LLC, through the Company’s investments in such entities.

ITEM 1A. RISK FACTORS

An investment in our ordinary shares involves a high degree of risk. You should consider carefully the following risk factors, as well as the other information contained in this Annual Report, before making an investment in our ordinary shares. Any of the risk factors described below could significantly and negatively affect our financial position, results of operations or cash flows. In addition, these risks represent important factors that can cause our actual results to differ materially from those anticipated in our forward-looking statements.

RISK FACTOR SUMMARY

Risks Related to Our Business and Operations

●	Trends in oil and natural gas prices affect the level of exploration, development, and production activity of our customers and the demand for our services and products, which could have a material adverse effect on our business, results of operations, and financial condition.

●	Our business is dependent on capital spending by our customers, and reductions in capital spending could have a material adverse effect on our business, results of operations, and financial condition.

●	Our assets require capital for maintenance, upgrades and refurbishment and we may require significant capital expenditures for new equipment.

●	The geographic concentration of our operations and customers exposes us to the risks of the regional economy and other regional adverse conditions.

●	We operate in multiple countries across the Middle East, North Africa, and Asia. Therefore, our operations will be subject to political and economic instability and risk of government actions that could have a material adverse effect on our business, results of operations, and financial condition.

●	Conditions in the Middle East, including current uncertainty and instability resulting from the conflict between the United States, Israel and Iran, as well as other regional hostilities could adversely affect our business.

●	The Company is subject to various laws and regulations in the regions in which it operates, and changes in such laws and regulations, failure to comply with existing or future laws and regulations, and disputes regarding compliance with such laws and regulations could adversely affect the Company’s business.

●	Physical dangers are inherent in our operations and may expose us to significant potential liability and losses. Personnel and property may be harmed during the process of drilling for oil and natural gas.

●	If we do not effectively or efficiently integrate the operations of businesses or companies we acquire, including the integration of the operations of our subsidiaries, our future growth will be limited.

●	We compete in a highly competitive industry, and many of our competitors are larger than us and have greater resources than we do.

●	The inability to keep pace with technology developments, including advancements in artificial intelligence, could adversely affect our ability to maintain or grow market share.

Financial, Regulatory, Legal and Compliance Risks

●	Impairment in the carrying value of goodwill could result in the incurrence of impairment charges.

●	We may not be fully indemnified against financial losses in all circumstances where damage to or loss of property, personal injury, death or environmental harm occur.

●	We operate in multiple countries and earn revenue in different currencies and as such may be exposed to risks arising from fluctuating exchange rates and currency control restrictions, which may limit our ability to reinvest earnings from operations in one country to fund the capital needs of our operations in other countries or to repatriate assets from some countries.

●	Changes in international tax laws and the ongoing implementation of global minimum tax rules could increase our tax liabilities and compliance costs and adversely affect our results of operations.

●	Lack of consolidation of our fiscal results in a taxpaying jurisdiction prevents offsetting some losses against taxable profits.

●	The owners of NESR ordinary shares are subject to tax risks due to the possibility of changes in tax rules and regulations in foreign countries.

●	If our subsidiaries are unable to comply with the restrictions and covenants in their debt agreements, they could default under the terms of such agreements, which could result in an acceleration of repayment.

●	To service our indebtedness, we may require a significant amount of cash, and our ability to generate cash will depend on many factors beyond our control.

●	Our borrowings under our various loan agreements and other financing arrangements expose us to interest rate risk and such arrangements also include restrictive covenants that may impact our subsidiaries’ ability to make distributions to us.

●	We are exposed to the credit risk of our customers and counterparties, and delay, non-payment, and/or non-performance by our customers could have an adverse effect on our financial condition, results of operations, or cash flows.

●	Limitations on our ability to protect our intellectual property rights, including our trade secrets, could cause a loss in revenue and any competitive advantage.

●	We may be subject to litigation if another party claims that we have infringed upon such third party’s intellectual property rights.

●	Environmental compliance costs and liabilities could reduce our earnings and cash available for operations.

●	We could be subject to substantial liability claims, which could adversely affect our financial condition, results of operations, and cash flows.

●	Demand for our products and services could be reduced by existing and future legislation or regulations.

●	Increased attention to climate change, Environmental, Social, and Governance (“ESG”) matters and conservation measures by regulators and investors may adversely impact our business.

●	Some of our customers require bids for contracts in the form of long-term, fixed pricing contracts that require us to assume additional risks associated with cost over-runs, operating cost inflation, labor availability and productivity, supplier and contractor pricing and performance, and potential claims for liquidated damages.

●	Our failure to comply with complex U.S. and foreign laws and regulations could have a material adverse effect on our operations.

●	We are subject to sanctions and export control regimes adopted by the U.S. and other jurisdictions.

●	Our operations in the Middle East and other countries could require us to incur additional costs in order to comply with U.S., United Kingdom (“UK”) and European Union (“EU”) sanctions-related regulations restricting or prohibiting activities with certain individuals and entities or in certain jurisdictions.

●	We are subject to litigation risks that may not be covered by insurance.

●	We may be unable to obtain, maintain or renew permits necessary for our operations, which could inhibit our ability to do business.

●	We might require additional equity or debt financing to fund operations and/or future acquisitions.

●

As of January 1, 2026, we were no longer a foreign private issuer and we are required to comply with the provisions of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the rules of Nasdaq, applicable to U.S. domestic issuers, which will continue to require us to incur significant expenses and expend time and resources.

Risks Related to Our Capital Structure

●	The market price of our ordinary shares may decline.

●	If securities or industry analysts do not publish or cease publishing research or reports about us, our business, or our market, or if they change their recommendations regarding our securities adversely, the price and trading volume of our ordinary shares could decline.

●	We are a holding company. Our sole material asset is our equity interest in our subsidiaries and we are accordingly dependent upon distributions from them to cover our corporate and other overhead expenses.

●	Future sales of our ordinary shares could reduce our stock price, and any additional capital raised by us through the sale of equity or convertible securities may dilute your ownership in us.

●	Because we currently have no approved plans to pay cash dividends on our ordinary shares, you may not receive any return on investment unless you sell your ordinary shares for a price greater than which what you paid for it.

Other Risks Associated with Our Business

●	Cybersecurity risks and threats could adversely affect our business.

●	We depend on our suppliers to provide services and equipment in a timely manner and any delays, interruptions or failures by suppliers could expose us to increased costs or inability to meet contractual obligations.

●	We have engaged in related party transactions, the termination of which may inhibit business, and such transactions present possible conflicts of interest that could have an adverse effect on us.

●	The loss or unavailability of any of our executive officers or other key employees could have a material adverse effect on our business.

●	Our growth potential and ability to operate could be materially and adversely affected if we cannot employ and retain technical personnel at a competitive cost.

●	An investment in our securities may result in uncertain U.S. federal income tax consequences.

●	Substantially all our assets are located outside the U.S.; therefore, investors may not be able to enforce U.S. federal securities laws or their other legal rights.

●	We are not subject to the supervision of the Financial Services Commission of the BVI and so our shareholders are not protected by any regulatory inspections in the BVI.

●	Investors may face difficulties in protecting their interests, and their ability to protect their rights through the U.S. federal courts may be limited, because we are formed under BVI law.

●	Our Memorandum and Articles of Association, as amended and restated, permit the Board of Directors by resolution to create additional classes of securities, including shares with rights, preferences, designations and limitations as they determine which may have an anti-takeover effect.

RISKS RELATING TO OUR BUSINESS AND OPERATIONS

Trends in oil and natural gas prices affect the level of exploration, development, and production activity of our customers and the demand for our services and products, which could have a material adverse effect on our business, results of operations, and financial condition.

Demand for our services and products is sensitive to the level of exploration, development, and production activity of, and the corresponding capital spending by, oil and natural gas companies. The level of exploration, development, and production activity is directly affected by trends in oil and natural gas prices, which historically have been volatile and are likely to continue to be volatile. Prices for oil and natural gas are subject to large fluctuations in response to relatively minor changes in the supply of and demand for oil and natural gas, market uncertainty, and a variety of other economic factors that are beyond our control. The following table illustrates the high degree of variability in Europe Brent spot prices per barrel over the last three years:

	Highest Closing Price	Lowest Closing Price
2023	$97.10	$71.03
2024	93.12	70.31
2025	83.48	59.93

A prolonged reduction in oil and natural gas prices could lead to depressed levels of exploration, development, and production activity and could have a material adverse effect on our business, results of operations and financial condition. Even the perception of longer-term lower oil and natural gas prices by oil and natural gas companies can result in the reduction or deferral of major expenditures given the long-term nature of many large-scale development projects.

Factors affecting the prices of oil and natural gas include:

●	the global and regional level of supply and demand for oil and natural gas including liquefied natural gas imports and exports;

●	governmental regulations, including the policies of governments regarding the exploration for and production and development of their oil and natural gas reserves, including environmental regulations;

●	increased attention to ESG matters and conservation measures may adversely impact the oil and natural gas industry;

●	weather conditions, natural disasters, and public health crises and threats;

●	worldwide political, military, and economic conditions;

●	the ability or willingness of the Organization of the Petroleum Exporting Countries and the expanded alliance known as OPEC+ (“OPEC+”) to set and maintain oil production levels and quotas and member country compliance with quotas;

●	the level of oil and natural gas production by non-OPEC+ countries;

●	oil refining capacity and shifts in end-customer preferences toward fuel efficiency and the use of natural gas;

●	the cost of producing and delivering oil and natural gas;

●	technological advances affecting energy consumption; and

●	potential acceleration of the development of alternative fuels.

Our business is dependent on capital spending by our customers, and reductions in capital spending could have a material adverse effect on our business, results of operations, and financial condition.

Our business is directly affected by changes in capital expenditures by our customers and reductions in our customers’ capital spending could reduce demand for our services and products and have a material adverse effect on our business, results of operations, and financial condition. Most of our contracts can be cancelled or renegotiated by our customers at any time. Some of the items that may impact our customers’ capital spending include:

●	oil and natural gas prices, including volatility of oil and natural gas prices and expectations regarding future prices;

●	changes in government incentives and tax regimes;

●	the inability of our customers to access capital on economically favorable terms;

●	customer personnel changes; and

●	adverse developments in the business or operations of our customers, including write-downs of reserves and borrowing base reductions under customer credit facilities.

The oil and natural gas industry has historically experienced periodic downturns, which have been characterized by diminished demand for our products and services and downward pressure on the prices that we are able to charge. Sustained market uncertainty can also result in lower demand and pricing for our products and services. A significant industry downturn, sustained market uncertainty, or increased availability of economical alternative energy sources could result in a reduction in demand for our products and services, which could adversely affect our business, financial condition, results of operations, cash flows and prospects. With respect to national oil company (“NOC”) customers, we are also subject to risk of policy, regime, currency and budgetary changes, all of which may affect our customers’ capital expenditures.

Our assets require capital for maintenance, upgrades and refurbishment and we may require significant capital expenditures for new equipment.

Our revenue is generated principally from providing services and related equipment as well as renting tools and equipment. Our tools and equipment require capital investment in maintenance, upgrades and refurbishment to maintain our competitiveness. To the extent we are unable to fund such projects, we may have less equipment available for service or our equipment may not be attractive to potential or current customers. Additionally, increased demand, competition, advances in technology within our industry, and/or new emissions control, safety or other regulatory requirements in the geographies that we operate in may require us to update or replace existing equipment. Such demands on our capital or reductions in demand for our equipment and the increase in cost to maintain labor necessary for such maintenance and improvement, in each case, could have a material adverse effect on our business, liquidity position, financial condition, prospects and results of operations.

The geographic concentration of our operations and customers exposes us to the risks of the regional economy and other regional adverse conditions. The credit risks of our concentrated customer base in the energy industry could result in losses. In addition, we depend on a small number of customers for a significant portion of our revenues. Therefore, the loss of any of these customers could result in a decline in our revenues and adversely affect our financial condition, results of operations or cash flows.

Our operations and our primary customers are located in the MENA region and all are in the energy industry. Most of our customers are national oil companies (“NOCs”). Given the importance of NOCs, which dominate the petroleum industry in our countries of operation, our business is more susceptible to regional economic, budgetary and political conditions than other, more geographically diversified competitors. Any changes in market conditions, unforeseen circumstances, or other events affecting the area in which our assets are located could have a material adverse effect on our business, operating result, and financial condition.

Revenues from four customers individually accounted for 49%, 9%, 8% and 7% of the Company’s consolidated revenues in the year ended December 31, 2025, 54%, 9%, 7% and 4% of the Company’s consolidated revenues in the year ended December 31, 2024, and 44%, 8%, 7% and 5% of the Company’s consolidated revenues in the year ended December 31, 2023. Under the terms of our customer contracts, there is a risk of termination of one or more of such contracts and/or a lack of engagement in the same manner, or to the same level, as has been the case historically. The loss of all or even a portion of the business from a major customer, the failure to extend or replace the contracts with a major customer, or the extension or replacement of such contracts on less favorable terms, as a result of competition or otherwise, could adversely affect our financial condition, results of operations or cash flows.

We operate in multiple countries across the Middle East, North Africa, and Asia. Therefore, our operations will be subject to political and economic instability and risk of government actions that could have a material adverse effect on our business, results of operations, and financial condition.

We are exposed to risks inherent in doing business in each of the countries in which we operate. Our operations are subject to various risks unique to each country that could have a material adverse effect on our business, results of operations, and financial condition. With respect to any particular country, these risks may include but are not limited to:

●	civil unrest, acts of terrorism, force majeure, war, other armed conflict, and sanctions;

●	recent efforts toward modernization in the region could have unanticipated consequences to cause unrest or political change that could cause loss of contracts;

●	inflation;

●	currency fluctuations, devaluations, and conversion restrictions;

●	government actions that may result in expropriation and nationalization of assets in that country;

●	confiscatory taxation or other adverse tax policies;

●	actions that limit or disrupt markets or our operations, restrict payments, limit the movement of funds or result in the deprivation of contract rights;

●	actions that result in the inability to obtain or retain licenses required for operation; and

●	retaliatory actions that may be taken by one country against other countries in the region.

Due to the unsettled political conditions in many oil-producing countries, our operations, revenue, and profits may be subject to the adverse consequences of war, the effects of terrorism, civil unrest, strikes, currency controls, and governmental actions. These and other risks described above could result in the loss of our personnel or assets, cause us to evacuate our personnel from certain countries, cause us to increase spending on security, cause us to cease operating in certain countries, disrupt financial and commercial markets, including the supply of and pricing for oil and natural gas, disrupt the supply of equipment required to operate in a country, result in labor shortages and generate greater political and economic instability in some of the geographic areas in which we operate. In response to certain conflicts, governments may impose additional sanctions, export controls, embargoes, and other restrictive measures targeting countries and regions in which we conduct business. These measures may lead to further retaliatory actions by impacted jurisdictions and lead to higher operating costs or disruptions in the supply chain for our business. Additionally, any possible reprisals as a consequence of military or other action, such as acts of terrorism in the Middle East, could have a material adverse effect on our business, results of operations, and financial condition.

Conditions in the Middle East, including current uncertainty and instability resulting from the conflict between the United States, Israel and Iran, as well as other regional hostilities could adversely affect our business.

The majority of our operations and facilities are located in the Middle East. Accordingly, political, economic and military conditions in the Middle East and the surrounding region directly affect our business and could materially and adversely affect our business, operations, or personnel. Most recently, on February 28, 2026, the security situation escalated significantly with the commencement of a major military conflict involving the United States, Israel, and Iran. This situation has led to the closure of regional airspace and retaliatory strikes impacting multiple nations in the Middle East where we operate, including Saudi Arabia, the UAE and Qatar.

Such conflict has resulted in, and could continue to result in, supply disruptions, damage to energy infrastructure, increased shipping and insurance costs, delays or rerouting of oil and gas cargos, heightened security risks, and increased volatility in oil and gas prices, all of which could affect our customers and our ability to do business with them.

The intensity and duration of this active conflict are difficult to predict. Although the current hostilities have not materially impacted our business or operations as of the date of this Annual Report, the conflict is rapidly evolving and developing and it is not possible to predict its long-term consequences on us or our customers. Any escalation and expansion of this conflict could have a negative impact on both global and regional conditions and may adversely affect our business, financial condition and results of operations.

The Company is subject to various laws and regulations in the regions in which it operates, and changes in such laws and regulations, failure to comply with existing or future laws and regulations, and disputes regarding compliance with such laws and regulations could adversely affect the Company’s business.

The legal risk of doing business in the MENA region and elsewhere could adversely affect the Company’s operations and earnings. Such risks include the impact of current laws and regulations, the effect of changes in laws or regulations, and the consequences of litigation relating to current or future laws and regulations, all of which could have an adverse impact on the Company’s results of operations. In addition, laws in some countries the Company operates in can be vague, inconsistently administered, and retroactively applied, which can increase the Company’s exposure to litigation or governmental investigations or proceedings, which can be costly. For example, the Company is currently party to litigation in Qatar and the UAE regarding ownership and historical profits of operating subsidiaries acquired in the acquisition of NPS. See Note 13, Commitments and Contingencies, to the Company’s financial statements included in this Annual Report. Failure to comply with the laws and regulatory requirements of governmental or judicial authorities and rulings that go against the Company could result in, among other things, revocation of required licenses, changes in commercial registrations, administrative enforcement actions, effects on covenant compliance under the Company’s bank loans, fines, and civil and criminal liability, which could then have a material adverse impact on the Company’s operating results and financial position.

Physical dangers are inherent in our operations and may expose us to significant potential liability and losses. Personnel and property may be harmed during the process of drilling for oil and natural gas.

Drilling for and producing hydrocarbons, and the associated products and services that we provide, include inherent dangers that may lead to property damage or damage to geological formations, personal injury or loss of life, or the discharge of hazardous materials into the environment. Many of these events are outside our control. Typically, we provide products and services at a well site where our personnel and equipment are located together with personnel and equipment of our customer and third parties, such as other service providers. At many sites, we depend on other companies and personnel to conduct drilling operations in accordance with appropriate safety standards. From time to time, personnel are injured or equipment or property is damaged or destroyed as a result of accidents, failed equipment, faulty products or services, failure of safety measures, uncontained formation pressures or other dangers inherent in drilling for oil and natural gas. Any of these events can be the result of human error. With increasing frequency, our products and services are deployed on more challenging prospects both onshore and offshore, where the occurrence of the types of events mentioned above can have an even more catastrophic impact on people, equipment and the environment. These risks could expose us to substantial liability for personal injury, wrongful death, property damage, loss of oil and natural gas production, pollution and other environmental damages and could expose us to a variety of claims, losses and remedial obligations. In addition, interruption of customer activity as a result of such events could adversely affect our financial condition, results of operations and cash flows.

If we do not effectively or efficiently integrate the operations of businesses or companies we acquire, our future growth will be limited.

From time to time, we may evaluate and seek to acquire assets or businesses that we believe complement our existing business and related assets. We may not achieve expected returns and other benefits as a result of various factors, including integration and collaboration challenges. The success of any acquisition is subject to various risks, including:

●	the inability to integrate the operations of recently acquired assets;

●	the diversion of management’s attention from other business concerns;

●	the failure to realize expected volumes, revenues, profitability, or growth;

●	the failure to realize any expected synergies and cost savings;

●	the coordination of geographically disparate organizations, systems, and facilities;

●	the assumption of unknown liabilities;

●	the loss of customers or key employees; and

●	potential environmental or regulatory liabilities and title problems.

The assessment by our management of these risks is inexact and may not reveal or resolve all existing and potential risks. Realization of any of these risks could adversely affect our financial condition, results of operations and cash flows.

We operate in a highly competitive industry, and many of our competitors are larger than us and have greater resources than we do.

Several of our primary competitors are diversified multinational companies with substantially larger operating staff and greater capital resources. These larger competitors’ greater resources could allow them to better withstand industry downturns and to compete more effectively on the basis of technology, geographic scope and retained skilled personnel.

If we are unable to keep pace with technology developments in the industry, including advancements in artificial intelligence, this could adversely affect our ability to maintain or grow market share.

The oilfield service industry is subject to the introduction of new drilling and completion techniques, services using new technologies, and emissions control requirements that could yield service innovations, some of which may be subject to patent or other intellectual property protections. Some of these new technologies may be disruptive and lead to the rapid replacement of existing technologies. If we do not invest promptly in emerging technology such as artificial intelligence or fail to manage these technological advancements appropriately, our business may be adversely affected. We intend to introduce and integrate new technologies and procedures used by North American and European based oilfield service companies; however, we cannot be certain that we will be able to develop and implement new technologies or services on a timely basis or at an acceptable cost. The oilfield service industry is highly competitive and dominated by a few large players that have resources to invest in new technologies. Our ability to continually provide competitive technology and services can impact our ability to maintain or increase prices for our services, maintain market share, and negotiate acceptable contract terms with our customers. If we are unable to continue to acquire or develop competitive technology or deliver it to our customers in a timely and cost-competitive manner in the various markets we serve, it could adversely affect our financial condition, results of operations, and cash flows.

FINANCIAL, REGULATORY, LEGAL AND COMPLIANCE RISKS

Impairment in the carrying value of goodwill could result in the incurrence of impairment charges.

As of December 31, 2025, we had goodwill of $645.1 million. We review the carrying value of our goodwill for impairment annually or more frequently if certain indicators are present. In the event we determine that the value of goodwill has become impaired, an accounting charge for the amount of the impairment during the period in which the determination is made may be recognized. While we have not recorded any impairment charge for goodwill for the periods presented in this Annual Report, future changes in our business and operations or external market conditions, among other factors, could require us to record an impairment charge for goodwill, which could lead to decreased assets and reduced income. If a significant write-down is required, the charge could have a material adverse effect on our financial condition and results of operations.

We may not be fully indemnified against financial losses in all circumstances where damage to or loss of property, personal injury, death or environmental harm occur.

As is customary in our industry, our contracts typically require that our customers indemnify us for claims arising from the injury or death of their employees (and those of their other contractors), the loss or damage of their equipment (and that of their other contractors), damage to the well or reservoir and environmental impacts originating from the customer’s equipment or from the reservoir (including uncontained oil flow from a reservoir) and claims arising from catastrophic events, such as a well blowout, fire, explosion and from environmental impacts below the surface. Conversely, we typically indemnify our customers for claims arising from the injury or death of our employees, the loss or damage of our equipment (other than equipment lost in the hole) or environmental impacts originating from our equipment above the surface of the earth or water.

Our indemnification arrangements may not protect us in every case. For example, from time to time we may enter into contracts with less favorable indemnities or perform work without a contract that protects us. Our indemnity arrangements may also be held to be overly broad in some courts and/or contrary to public policy in some jurisdictions, and to that extent unenforceable. Additionally, some jurisdictions which permit indemnification nonetheless limit its scope by statute. We may be subject to claims brought by third parties or government agencies with respect to which we are not indemnified. Furthermore, the parties from which we seek indemnity may not be solvent, may become bankrupt, may lack resources or insurance to honor their indemnities or may not otherwise be able to satisfy their indemnity obligations to us. The lack of enforceable indemnification could expose us to significant potential liability and losses.

Further, our assets generally are not insured against loss from political violence such as war, terrorism or civil unrest. If any of our assets are damaged or destroyed as a result of an uninsured cause, we could recognize a loss of those assets.

We operate in multiple countries and earn revenue in different currencies and as such may be exposed to risks arising from fluctuating exchange rates and currency control restrictions, which may limit our ability to reinvest earnings from operations in one country to fund the capital needs of our operations in other countries or to repatriate assets from some countries.

A portion of our consolidated revenue and consolidated operating expenses is in foreign currencies. As a result, we will be subject to risks, including:

●	foreign currency exchange risks resulting from changes in foreign currency exchange rates and the implementation of exchange controls; and

●	potential limitations that might be imposed on our ability to reinvest earnings from operations in one country to fund the capital needs of our operations in other countries.

In the future, we may enter into foreign currency hedging contracts to reduce foreign currency volatility. However, we currently do not maintain foreign currency hedging contracts with respect to our foreign currencies, and any contracts we may enter into may not fully mitigate our foreign currency risk, may prove disadvantageous or may create additional risks.

Changes in international tax laws and the ongoing implementation of global minimum tax rules could increase our tax liabilities and compliance costs and adversely affect our results of operations.

We have a presence in over 16 countries. Consequently, we are subject to the jurisdiction of a significant number of taxing authorities. The income earned in these various jurisdictions is taxed on differing bases, including income actually earned, income deemed earned, and revenue-based tax withholding. The final determination of our income tax liabilities involves the interpretation of local tax laws, tax treaties, and related regulations in each jurisdiction, as well as the significant use of estimates and assumptions regarding the scope of future operations and the nature of income earned and expenditures incurred. Changes in the operating environment, including changes in or new interpretations of tax laws, could impact the determination of our income tax liabilities for the year.

The Organization for Economic Co-operation and Development (“OECD”) has issued a series of reports and guidance addressing base erosion and profit shifting (“BEPS”), which are intended to limit perceived tax avoidance by multinational enterprises. These initiatives have driven significant changes in tax laws and regulations in many of the jurisdictions in which we operate, increased scrutiny by tax authorities, and reduced the ability of multinational enterprises to engage in tax planning strategies historically available to them.

A central component of the OECD’s BEPS initiative is the global minimum tax framework, commonly referred to as Pillar Two, which is intended to ensure that large multinational groups are subject to a minimum effective tax rate of 15% on a jurisdiction-by-jurisdiction basis. In October 2021, more than 130 jurisdictions agreed in principle to the Pillar Two framework, and a growing number of countries have enacted, or are in the process of enacting, legislation to implement these rules.

During 2025, certain jurisdictions in which we operate, including the UAE, Kuwait, Bahrain, and Qatar, introduced Domestic Minimum Top-Up Taxes (“DMTT”), which are designed to ensure that income earned locally is subject to a minimum effective tax rate. In addition, Qatar and Oman have implemented Income Inclusion Rules (“IIR”), which permit tax authorities to impose top-up tax at the level of a parent entity where the effective tax rate of constituent entities in other jurisdictions falls below the minimum threshold. Further, other jurisdictions in which we have a presence, including the UK, the Netherlands, and Indonesia, have implemented Undertaxed Profits Rules (“UTPR”), which may result in additional top-up taxes being allocated to those jurisdictions where income is not otherwise subject to tax under a qualified IIR or DMTT.

The implementation of these rules significantly increases the complexity of our global tax structure and may result in increased current tax liabilities, reduced cash flows, higher compliance and administrative costs, and increased volatility in our effective tax rate. The application of the Pillar Two framework involves complex calculations, significant judgments, and reliance on financial information from multiple jurisdictions, which increases the risk of errors, inconsistent interpretations, and disputes with tax authorities. In addition, differences in how jurisdictions interpret, enact, and administer these rules, as well as changes in guidance over time, may result in unexpected tax exposures, double taxation, and/or additional top-up taxes that we may not be able to mitigate through tax credits or other relief mechanisms.

We continue to evaluate the potential impact of these developments; however, we cannot predict with certainty the manner, or the full extent to which Pillar Two rules will apply to us. As a result, these developments could materially increase the amount of taxes we are required to pay and adversely affect our results of operations, financial condition, and cash flows.

Lack of consolidation of our fiscal results in a taxpaying jurisdiction prevents offsetting some losses against taxable profits.

As a result of our legal entity structure, annual fiscal losses in one of our subsidiaries may not be eligible to be offset against profits in another subsidiary within the same jurisdiction to reduce consolidated tax liabilities.

The owners of NESR ordinary shares are subject to tax risks due to the possibility of changes in tax rules and regulations in foreign countries.

Holders of our ordinary shares may be subject to taxation in multiple jurisdictions, including the jurisdictions in which we operate and in which our subsidiaries are organized. Changes in tax laws, regulations, treaties, or administrative interpretations in any relevant jurisdiction, including changes in the tax treatment of dividends, capital gains, withholding taxes, or other distributions, could adversely affect the tax consequences of an investment in our ordinary shares. In addition, changes to cross-border tax rules, anti-avoidance measures, minimum tax regimes, or information-reporting requirements could increase compliance burdens or result in additional taxes for shareholders. These developments may reduce the after-tax return on an investment in our ordinary shares and could adversely affect the market price of our shares. Prospective investors are urged to consult their own tax advisors regarding the tax consequences of an investment in our ordinary shares in light of their particular circumstances.

If our subsidiaries are unable to comply with the restrictions and covenants in their debt agreements, they could default under the terms of such agreements, which could result in an acceleration of repayment.

If our subsidiaries are unable to comply with the restrictions and covenants in their debt agreements, they could default under the terms of these agreements. Our subsidiaries’ ability to comply with these restrictions and covenants, including meeting financial ratios and tests, may be affected by events beyond their control. As a result, we cannot assure that our subsidiaries will be able to comply with these restrictions and covenants or meet such financial ratios and tests.

If our subsidiaries are unable to generate sufficient cash flow and are otherwise unable to obtain funds necessary to meet required payments of principal, premium (if any), and interest on their indebtedness, or if they otherwise fail to comply with the various covenants, including financial and operating covenants in the instruments governing their indebtedness they could default under the terms of the agreements governing such indebtedness. In the event of such a default, the holders of such indebtedness could elect to declare all the funds borrowed thereunder to be due and payable, together with accrued and unpaid interest, the lenders under our subsidiaries’ debt agreements could terminate their commitments to lend, cease making further loans, seize collateral and institute foreclosure proceedings against their assets, and our subsidiaries could be forced into bankruptcy or liquidation. If any of these events occur, the assets of our subsidiaries might not be sufficient to repay in full all of their outstanding indebtedness and we may be unable to find alternative financing. Even if we could obtain alternative financing, it might not be on terms that are favorable or acceptable to us or our subsidiaries. Additionally, we may not be able to amend their debt agreements or obtain needed waivers on satisfactory terms.

To service our indebtedness, we may require a significant amount of cash, and our ability to generate cash will depend on many factors beyond our control.

Our ability to make payments on and to refinance our subsidiaries’ indebtedness and to fund planned capital expenditures depends in part on our ability to generate cash in the future. Our growth and capital expenditure plan require substantial capital, and any inability to obtain such capital could lead to a decline in our ability to sustain our current business, access new service markets or grow our business. Our subsidiaries’ debt is required to be repaid through an installment structure that may unduly strain our ability to meet our growth objectives. Our ability to service such indebtedness is, to a certain extent, subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. We cannot provide assurance that we will generate sufficient cash flow from operations, that we will realize operating improvements on schedule, or that future borrowings will be available to us in an amount sufficient to enable us to service and repay our subsidiaries’ indebtedness or to fund their other liquidity needs. If we are unable to satisfy our subsidiaries’ debt obligations, we may have to undertake alternative financing plans, such as:

●	refinancing or restructuring their debt;

●	selling assets;

●	reducing or delaying capital investments; or

●	seeking to raise additional capital.

Collection of receivables from work performed may not be sufficient to fund working capital needs. We have arranged financing in anticipation of our projected cash requirements, but events beyond our control could cause cash collection to be less than projected and cause us not to meet our subsidiaries’ debt obligations.

We cannot provide assurance that any additional refinancing or debt restructuring would be possible, that any assets could be sold or that, if sold, the timing of the sales and the amount of proceeds realized from those sales would be favorable to us or that additional financing could be obtained on acceptable terms. Our inability to generate sufficient cash flows to satisfy the debt obligations, or to obtain alternative financing, could materially and adversely affect our business, financial condition, results of operations and prospects. For more information on our outstanding indebtedness and the terms and conditions related thereto, please see Note 10, Debt, to the consolidated financial statements.

Our borrowings under our various loan agreements and other financing arrangements expose us to interest rate risk and such arrangements also include restrictive covenants that may impact our subsidiaries’ ability to make distributions to us.

Our earnings are exposed to interest rate risk associated with $312.3 million in borrowings under our various loan agreements and other financing arrangements as of December 31, 2025. Each of these arrangements requires the payment of floating interest rates based upon short-term interest rate indices. If interest rates increase, so will our interest costs, which may have a material adverse effect on our financial condition and results of operations.

Additionally, the terms of these financing arrangements, including the restrictive covenants therein, may restrict the ability of our subsidiaries to make distributions to us, which could materially adversely affect our liquidity and financial condition.

We are exposed to the credit risk of our customers and counterparties, and delay, non-payment, and/or non-performance by our customers could have an adverse effect on our financial condition, results of operations, or cash flows.

We are subject to risks of loss resulting from non-payment or non-performance by our customers and other counterparties. Customers may also delay payments by imposing complex administrative processes, by disputing or rejecting invoices, or through other means. Any increase in the non-payment and non-performance by our customers could adversely affect our financial condition, results of operations, or cash flows. Lower commodity prices may result in a significant reduction in the liquidity of our customers and their ability to make payment or perform on their obligations to us. Furthermore, some of our customers may be leveraged and subject to their own operating and regulatory risks, which increases the risk that they may default on their obligations to us.

Limitations on our ability to protect our intellectual property rights, including our trade secrets, could cause a loss in revenue and any competitive advantage.

Some of our products or services, and the processes they use to produce or provide products and services, constitute trade secrets and confidential know how. We may lose employees who have knowledge of important trade secrets and who may not be prohibited in the relevant countries in which they work from using such trade secrets to compete with us. Our business may be adversely affected if any acquired patents are unenforceable, the claims allowed under their patents are not sufficient to protect our technology, our patent applications are denied, or our trade secrets are not adequately protected. In addition, our competitors may be able to independently develop technology that is similar to the technology used by us without infringing on our patents or gaining access to our trade secrets, which could adversely affect our financial condition, results of operations, and cash flows.

We may be subject to litigation if another party claims that we have infringed upon such party’s intellectual property rights.

The tools, techniques, methodologies, programs and components that we use to provide our services may infringe upon the intellectual property rights of others. Infringement claims may result in significant legal and other costs and may distract our management from running our core business. Royalty payments under licenses from third parties, if available, and developing non-infringing technologies would increase our costs. If licenses were required and not available, we might not be able to continue providing a particular service or product, which could adversely affect our financial condition, results of operations, and cash flows.

Environmental compliance costs and liabilities could reduce our earnings and cash available for operations.

We are subject to increasingly stringent laws and regulations relating to the importation and use, storage, handling, transportation, and disposal of hazardous materials, radioactive materials, chemicals and explosives, and to environmental protection and health and safety, including laws and regulations governing air emissions, hydraulic fracturing, water and other discharges and waste management and natural resources. For more information, see our regulatory disclosures titled “Environmental Regulation” and “Health and Safety Regulation.” We expect to incur capital and operating costs to comply with environmental laws and regulations. The technical requirements of these laws and regulations are becoming increasingly complex, stringent and expensive to implement. Further, the environmental regulatory landscape has become increasingly unpredictable and divergent across and within foreign jurisdictions, increasing compliance costs.

Our operations use and generate hazardous substances and waste. Accordingly, we could become subject to material liabilities relating to the investigation and clean-up of potentially contaminated properties, and to claims alleging personal injury or property damage as the result of exposures to, or releases of, hazardous substances or waste. Applicable laws may provide for “strict liability” for remediation costs, damages to natural resources or threats to public health and safety. Strict liability can render a party liable for damages without regard to negligence or fault on the part of the party. Some environmental laws provide for joint and several liabilities for remediation of spills and releases of hazardous substances and wastes. Joint and several liability can render one party liable for all damages arising from a spill or release even if other parties also contributed to the spill or release.

In addition, stricter enforcement of existing laws and regulations, new laws and regulations, the discovery of previously unknown contamination or the imposition of new or increased requirements could require us to incur costs, become the basis for new or increased liabilities, subject us to certain government-imposed penalties or result in certain licenses being revoked. Any of these developments could reduce our earnings and cash available for operations or otherwise result in interruptions or delays in our operations that could have an adverse effect on our financial position.

We could be subject to substantial liability claims, which could adversely affect our financial condition, results of operations, and cash flows.

The technical complexities of our operations expose us to a wide range of significant health, safety and environmental risks. Our products and service offerings involve production-related activities, radioactive materials, chemicals, explosives, and other equipment and services that are deployed in challenging exploration, development, and production environments. An accident involving these services or equipment, or a failure of a product, could cause personal injury, loss of life, damage to or destruction of property, equipment or the environment, or suspension of operations. Our insurance may not protect us against liability for certain kinds of events, including events involving pollution, or against losses resulting from business interruption. Moreover, we may not be able to maintain insurance for certain risks or at levels of risk coverage or policy limits that we deem adequate. Any damages caused by our services or products that are not covered by insurance or are in excess of policy limits or subject to substantial deductibles, could adversely affect our financial condition, results of operations, and cash flows.

Demand for our products and services could be reduced by existing and future legislation or regulations.

Environmental advocacy groups and regulatory agencies in the U.S. and other countries have been focusing considerable attention on the emissions of carbon dioxide, methane and other greenhouse gases and their role in climate change. Existing or future legislation and regulations related to greenhouse gas emissions and climate change, as well as government or private sector initiatives to conserve energy or promote the use of alternative energy sources, or reduce greenhouse gas emissions, may significantly curtail demand and production of fossil fuels such as oil and natural gas in areas of the world where our customers operate and thus adversely affect future demand for our services. For more information, see our regulatory disclosure titled “Environmental Regulation.”

Some international, national, state, and local governments and agencies have also adopted laws and regulations or are evaluating proposed legislation and regulations that are focused on the extraction of shale gas or oil using hydraulic fracturing. Hydraulic fracturing is a stimulation treatment routinely performed on oil and natural gas wells in low-permeability reservoirs. Specially engineered fluids with proppants are pumped at high pressure and rate into the reservoir interval to be treated, causing cracks in the target formation. Future hydraulic fracturing-related legislation or regulations could limit or ban hydraulic fracturing, or lead to operational delays and increased costs, including for the capture of fugitive methane emissions, and therefore reduce demand for our pressure pumping services. If such additional international, national, state, or local legislation or regulations are enacted, it could adversely affect our financial condition, results of operations, and cash flows.

Increased attention to climate change, ESG matters and conservation measures by regulators and investors may adversely impact our business.

Increasing attention to climate change, societal expectations on companies to address climate change, investor and societal expectations regarding voluntary ESG disclosures, and consumer demand for alternative forms of energy may result in increased costs, reduced demand for our services, reduced profits, increased investigations and litigation, and negative impacts on our stock price and access to capital markets. Increasing attention to climate change and environmental conservation, for example, may result in demand shifts for oil and natural gas products, additional governmental investigations, and private litigation against oil and natural gas operators. To the extent that societal pressures or political or other factors are involved, it is possible that such liability could be incurred without regard to our causation of or contribution to the asserted damage, or to other mitigating factors. All of these factors have the potential to adversely affect demand for our services, our financial condition, results of operations, and cash flows.

Moreover, while we may make voluntary statements regarding ESG matters from time to time, many of the statements in those voluntary disclosures are based on hypothetical expectations and assumptions that may or may not be representative of current or actual risks or events or forecasts of expected risks or events, including the costs associated therewith. Such expectations and assumptions are necessarily uncertain and may be prone to error or subject to misinterpretation given the long timelines involved and the lack of an established single approach to identifying, measuring and reporting on many ESG matters. Consequently, while we continue to examine potential ESG-related risks and opportunities, set goals, and implement mitigation measures, we cannot guarantee that these efforts will be successful. In addition, as this is a continuously evolving area, we can provide no assurance that our current assessment of ESG-related risks and opportunities is comprehensive or that the risks we identify and our conclusions about their effects and potential mitigation will not be subject to change.

In addition, organizations that provide information to investors on corporate governance and related matters have developed ratings processes for evaluating companies on their approach to ESG matters. Such ratings are used by some investors to inform their investment and voting decisions. Unfavorable ESG ratings and recent activism directed at shifting funding away from companies with energy-related assets could lead to increased negative investor sentiment toward us and our industry and to the diversion of investment to other industries, which could have a negative impact on our stock price and our access to and costs of capital. Also, institutional lenders may decide not to provide funding for fossil fuel energy companies based on climate change related concerns, which could affect our access to capital.

Some of our customers require bids for contracts in the form of long-term, fixed pricing contracts that require us to assume additional risks associated with cost over-runs, operating cost inflation, labor availability and productivity, supplier and contractor pricing and performance, and potential claims for liquidated damages.

Some of our customers, primarily NOCs, require bids for contracts in the form of long-term, fixed pricing contracts that require us to provide integrated project management services outside our normal discrete businesses acting as project managers as well as service providers, and require us to assume additional risks associated with cost over-runs. In addition, NOCs often operate in countries with unsettled political conditions, war, civil unrest, or other types of community issues that may also result in cost over-runs, delays, and project losses.

Providing services on an integrated basis or long-term may also require us to assume additional risks associated with operating cost inflation, labor availability and productivity, supplier pricing and performance, and potential claims for liquidated damages. We might rely on third-party subcontractors and equipment providers to assist our customers with the completion of these types of contracts. To the extent that we cannot engage subcontractors or acquire equipment or materials in a timely manner and on reasonable terms or on terms consistent with the customer contract, our ability to complete a project in accordance with stated deadlines or at a profit may be impaired. If the amount we are required to pay for these goods and services exceeds the amount we have estimated in bidding for fixed-price work, we could experience losses in the performance of these contracts. These delays and additional costs may be substantial, and we may be required to compensate our customers for these delays. This may reduce the profit to be realized or result in a loss on a project and adversely affect our financial condition, results of operations, and cash flows.

Our failure to comply with complex U.S. and foreign laws and regulations could have a material adverse effect on our operations.

We are subject to complex U.S. and foreign jurisdictions’ laws and regulations, such as the U.S. Foreign Corrupt Practices Act and various other anti-bribery and anti-corruption laws. At this time, while the U.K. Bribery Act has not been adopted to apply to BVI companies, it applies to our employees and our subsidiaries that are U.K. citizens or residents, including any British overseas territory citizens, and any subsidiaries formed in the U.K. We and our employees may also be subject to trade controls (including export controls) and sanctions laws and regulations that restrict the movement of people, funds, certain goods, and technologies to, and certain operations in, various countries or dealings with certain persons (individuals and entities). Thus, our ability to transfer funds, people and products among certain countries and engage in certain transactions or activities are subject to maintaining required licenses and complying with these laws and regulations. The internal controls, policies and procedures, and employee training and compliance programs we have implemented to deter prohibited practices may not be effective in preventing employees, contractors, agents or other persons acting on our behalf from violating or circumventing such internal policies or violating applicable laws and regulations. Any determination that we have violated or are responsible for violations of anti-bribery, trade controls, sanctions or anti-corruption laws could have a material adverse effect on our financial condition and may result in fines and penalties, sanctions, administrative remedies or restrictions on business conduct, and could have a material adverse effect on our reputation and our business.

Regulatory enforcement and accountability mechanisms have steadily changed the financial landscape for companies organized in the BVI. One major regulatory development came in 2014 following the enactment in the U.S. of the Foreign Account Tax Compliance Act (“FATCA”) which was designed primarily to reduce tax evasion by U.S. persons using overseas accounts and financial services entities or institutions. FATCA requires certain types of foreign entities to identify and report specific information to the United States Internal Revenue Service (“IRS”) about U.S. taxpayers holding foreign accounts and financial assets. The reporting obligations under FATCA were directly implemented into BVI Law in 2014, in relation to BVI entities carrying on certain activities.

Another key regulatory change came following the BVI’s implementation of the “Common Reporting Standard” (“CRS”) into its financial services legislation and oversight. CRS reporting in the BVI commenced during the second half of 2017. CRS obligations were specifically designed to fight against tax evasion, and, as with FATCA, the CRS system requires certain types of financial services entities or institutions established in the CRS jurisdiction to report certain financial account information to their national tax or other relevant authority, who then share that information automatically on an annual basis with other CRS partner jurisdictions. We are not currently required to comply with either CRS or FATCA.

We are subject to sanctions and export control regimes adopted by the U.S. and other jurisdictions.

We are subject to laws, reporting requirements and sanctions imposed by the U.S. or by other jurisdictions where we do business that may restrict or prohibit us, certain of our affiliates, and our employees, agents, and other representatives, from doing business in certain countries, with certain individuals or entities, including in the oil and natural gas sector, or engaging in certain transactions or activities. Countries in the Middle East, Asia, and Africa are among the locations in which the U.S., the United Nations, the UK and the EU have imposed economic sanctions that may restrict or impede contracting and other transactions or dealings involving identified sanctioned countries or parties. We cannot predict what sanctions might be imposed in the future against any country in which we or our subsidiaries might operate or might receive contracts for performing services. In addition, the U.S. Commerce Department and State Department administer export controls that regulate the types of commodities and technologies that can be sold or provided to certain countries or recipients if such commodities are subject to U.S. jurisdiction. Such export controls are modified from time to time and can change without notice. Trade restrictions, export controls and sanctions could adversely impact our potential income, existing business operations, or our ability to pursue new undeveloped business objectives.

The U.S. government has implemented mechanisms to collect information from issuers related to certain business activities that might be sanctionable under the various U.S. sanctions programs. Section 219 of the Iran Threat Reduction and Syria Human Rights Act of 2012 requires an annual or quarterly “219 Report” to be filed with the SEC by any issuer, and requires the company to disclose certain business activities relating to U.S. sanctions, which includes certain activities involving the Iranian energy sector, even if the activity is not prohibited by U.S. sanctions for the foreign company. Such reporting of any future activities that we or our subsidiaries may engage in, could initiate an investigation by the U.S. government and require us to engage counsel to monitor or respond to such investigations. A 219 Report is required for knowingly engaging in certain activities, including activities that constitute an investment in the Iranian energy sector of $5 million each, or in the aggregate of over $20 million in a 12-month period, among other types of transactions. A 219 Report is also required for knowingly engaging in any transaction with certain individuals or entities identified in the U.S. Department of the Treasury’s Office of Foreign Assets Control’s (“OFAC”) List of Specially Designated Nationals (“SDNs”) and Blocked Persons (“SDN List”), whether or not located in Iran, depending on the reason such persons were designated as SDNs. The risk of an investigation or inadvertent action that relates to sanctionable activity could increase costs and have an adverse impact on financial conditions and results of operations.

Our operations in the Middle East and other countries could require us to incur additional costs in order to comply with U.S., UK and EU sanctions-related regulations restricting or prohibiting activities with certain individuals and entities or in certain jurisdictions.

The U.S. government, the UK government and the EU have established lists of persons (individuals and entities) with which engaging in business with a person (individuals and entities) subject to the jurisdiction of such government authority is prohibited without a license. For example, the property and interests in property of persons identified on the SDN List are blocked when in the U.S. or in the possession or control of U.S. persons. U.S. persons are broadly prohibited from engaging in transactions or dealings of any nature with persons on the SDN List or with entities owned 50 percent or more (directly or indirectly) by persons on the SDN List. Non-U.S. persons are also prohibited from engaging in transactions or dealings with persons on the SDN List or with entities owned 50 percent or more (directly or indirectly) by persons on the SDN List, if such transactions or dealings involve U.S. persons or activity occurring from, through or within the U.S. In addition, non-U.S. persons can become subject to so-called “secondary sanctions” for significant dealings outside the U.S. with U.S. sanctions targets, even if such dealings have no U.S. nexus. OFAC may designate an individual or entity on the SDN List for a variety of reasons, depending on the applicable sanctions program that serves as the authority for the designation. There is no advance notice or advance due process for the listed person. If any person were to be added to the SDN List, no U.S. persons could be involved (directly or indirectly) in contracting with or providing services to, or otherwise engaging in transactions or dealings involving, such listed person or entities owned 50% or more (directly or indirectly) by such listed person without prior authorization. Disclosure in a 219 Report is also required for knowingly engaging in any transaction or dealing with certain SDNs.

Similarly, the UK government publishes a UK Sanctions List, which provides details of those persons designated under the UK Sanctions and Anti-Money Laundering Act 2018, and the Office of Financial Sanctions Implementation (“OFSI”) also publishes a Consolidated List of Financial Sanction Targets, which covers all financial sanctions designations imposed by the UK. UK financial sanctions apply to any individual or entity within the UK’s territory, or that carry out activities within the UK’s territory. UK nationals and entities, including their overseas branches, must comply with UK sanctions regardless of where they are located or where their activities take place. Financial sanctions measures can include targeted asset freezes on individuals and entities, which may prohibit any persons or companies from (1) dealing with funds or economic resources belonging to, or controlled by, a designated person, or (2) making any funds available, directly, indirectly or otherwise for the benefit of a designated person. Any suspected or actual breach must be reported to the OFSI, and breaches of any financial sanctions may result in significant fines (or carry a penal sentence for individuals).

EU sanctions also target companies, groups, organizations, or individuals through similar measures including asset freezes or other economic measures. The European Commission similarly maintains an EU-specific consolidated list of persons, groups and entities subject to EU financial sanctions, with EU sanctions being binding on EU nationals or persons located in the EU or companies doing business in the EU.

Although we cannot be assured that no individual or entity with which or with whom we or our subsidiaries conduct business will be identified on the SDN List or other relevant denied party lists in the future, we have confirmed that to the best of our knowledge none of our key employees, key vendors, or any companies with which we are currently conducting business, nor or any of our subsidiaries, their key employees, key vendors, or any company with which they are currently conducting business are listed on the SDN List or similar lists in the EU and UK. If any customer, employee or vendor were to be listed on the SDN List in the future (or similar lists in the EU and UK), we would need to incur costs to seek legal advice, and good-faith related enforcement.

We are subject to litigation risks that may not be covered by insurance.

In the ordinary course of business, we and our subsidiaries may become the subject of various claims, lawsuits, and administrative proceedings seeking damages or other remedies concerning our commercial operations, employees, and other matters. We maintain insurance to cover certain potential losses and are subject to various self-insurance retentions and deductibles under our insurance policies. It is possible, however, that a judgment could be rendered against us in cases in which we could be uninsured and beyond the amounts that we currently have reserved or anticipate incurring for such matters. If we were made a party to lawsuits to which our subsidiaries are currently a party, we could be exposed to one or more judgments that are in excess of what our management may believe that it should pay and would not likely be covered by insurance. In addition, insurance coverage is increasingly expensive, including with respect to directors’ and officers’ liability insurance, or “D&O insurance.” We may not be able to maintain D&O insurance at a reasonable cost or in an amount adequate to satisfy any liability that may arise.

We may be unable to obtain, maintain or renew permits necessary for our operations, which could inhibit our ability to do business.

In order to perform our operations, we are required to obtain and maintain a number of government permits, licenses and approvals with terms and conditions containing a significant number of prescriptive limits and performance standards. While this is a common scenario for foreign investors operating in the region, we must comply with relevant foreign ownership restrictions and/or applicable licenses, permits, and approvals for the operation of foreign owned entities in the jurisdictions of the GCC. The GCC has made efforts to increase local content and in country value requirements. All the permits, licenses, approval limits, and standards require a significant amount of monitoring, record keeping, and reporting in order to demonstrate compliance with the underlying permit, license, approval limit or standard. Noncompliance or incomplete documentation of our compliance status may result in the imposition of fines, penalties and injunctive relief. A decision by a government agency to deny or delay the issuance of a new or existing material permit or other approval, or to revoke or substantially modify an existing permit or other approval, could adversely affect our ability to initiate or continue operations at the affected location or facility. Furthermore, such a decision could adversely affect our financial condition, results of operations, and cash flows.

We might require additional equity or debt financing to fund operations and/or future acquisitions.

We may need access to additional debt or equity capital to fund operations or to fund potential acquisitions. If additional capital is required, we may not be able to obtain debt and/or equity financing on terms favorable to us, or at all. The failure to obtain additional funding could result in a curtailment of our operations and future development, which in turn could adversely affect our business, results of operations, and financial condition.

The assessment by our management of these risks is inexact and may not reveal or resolve all existing and potential risks. Realization of any of these risks could adversely affect our financial condition, results of operations and cash flows.

As of January 1, 2026, we were no longer a foreign private issuer and we are required to comply with the provisions of the Exchange Act, and the rules of Nasdaq, applicable to U.S. domestic issuers, which will continue to require us to incur significant expenses and expend time and resources.

As of January 1, 2026, we were no longer a foreign private issuer, and we are required to comply with all of the provisions applicable to a U.S. domestic issuer under the Exchange Act, including filing an annual report on Form 10-K, quarterly periodic reports and current reports for certain events, complying with the sections of the Exchange Act regulating the solicitation of proxies, requiring insiders to file public reports of their share ownership and trading activities and insiders being liable for profit from trades made in a short period of time. We are also no longer exempt from the requirements of Regulation FD promulgated under the Exchange Act related to selective disclosures. In addition, we are no longer permitted to follow our home country’s rules in lieu of the corporate governance obligations imposed by Nasdaq and are required to comply with the governance practices required by U.S. domestic issuers listed on Nasdaq.

The regulatory and compliance costs associated with the reporting and governance requirements applicable to U.S. domestic issuers may be significantly higher than the costs we previously incurred as a foreign private issuer. We expect to continue to incur significant legal, accounting, insurance and other expenses and to expend greater time and resources to comply with these requirements. In addition, we may need to develop our reporting and compliance infrastructure and may face challenges in complying with the new requirements applicable to us

RISKS RELATED TO OUR CAPITAL STRUCTURE

The market price of our ordinary shares may decline.

Fluctuations in the price of our ordinary shares could contribute to the loss of all or part of your investment. The trading price of our ordinary shares could be volatile and subject to wide fluctuations in response to various factors, some of which are beyond our control. Any of the factors listed below could have a material adverse effect on your investment and our ordinary shares may trade at prices significantly below the price you paid for them. In such circumstances, the trading price of our ordinary shares may not recover and may experience a further decline.

Factors affecting the trading price of our ordinary shares may include:

●	actual or anticipated fluctuations in our quarterly financial results or the quarterly financial results of companies perceived to be similar to us;

●	changes in the market’s expectations about our operating results;

●	success of competitors;

●	our operating results failing to meet the expectation of securities analysts or investors in a particular period;

●	changes in financial estimates and recommendations by securities analysts concerning us or the market in general;

●	operating and stock price performance of other companies that investors deem comparable to us;

●	our ability to market new and enhanced products on a timely basis;

●	changes in laws and regulations affecting our business;

●	commencement of, or involvement in, litigation or regulatory inquiries involving us;

●	changes in our capital structure, such as future issuances of securities or the incurrence of additional debt;

●	the volume of securities available for public sale;

●	any major change in our board or management;

●	the sale of a substantial amount of our ordinary shares by our directors, executive officers or significant stockholders or the perception that such sales could occur; and

●	general economic and political conditions such as recession, world health events, changes in interest rates, fuel prices, international currency fluctuations, and acts of war or terrorism.

Many of the factors listed above are beyond our control. In addition, broad market and industry factors may materially harm the market price of our ordinary shares irrespective of our operating performance. The stock market in general, including the Nasdaq Capital Market, has experienced price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of the particular companies affected. The trading prices and valuations of our ordinary shares, which currently trade on the Nasdaq Capital Market, may not be predictable. A loss of investor confidence in the market for retail stocks or the stocks of other companies which investors perceive to be similar to us could depress the price of our securities regardless of our business, prospects, financial conditions or results of operations. A decline in the market price of our ordinary shares also could adversely affect our ability to issue additional securities and our ability to obtain additional financing in the future.

If securities or industry analysts do not publish or cease publishing research or reports about us, our business, or our market, or if they change their recommendations regarding our securities adversely, the price and trading volume of our ordinary shares could decline.

The trading market for our ordinary shares relies in part on the research and reports that industry or financial analysts publish about us or our business. We do not control these analysts. Furthermore, if one or more of the analysts who do cover us downgrade or provide negative outlook on our stock or our industry, or the stock of any of our competitors, or publish inaccurate or unfavorable research about our business, the price of our ordinary shares could decline. If one or more of these analysts cease coverage of our business or fail to publish reports on us regularly, we could lose visibility in the market, which in turn could cause our stock price or trading volume to decline.

We are a holding company. Our sole material asset is our equity interest in our subsidiaries and we are accordingly dependent upon distributions from them to cover our corporate and other overhead expenses.

We are a holding company and have no material assets other than our equity interest in our subsidiaries. We have no independent means of generating revenue. To the extent the subsidiaries have available cash, we intend to cause them to make non-pro rata payments to us to reimburse us for our corporate and other overhead expenses. To the extent that we need funds and the subsidiaries are restricted from making such distributions or payments under applicable law or regulation or under the terms of any financing arrangements due to restrictive covenants or otherwise, or are otherwise unable to provide such funds, our liquidity and financial condition could be materially adversely affected.

Future sales of our ordinary shares could reduce our stock price, and any additional capital raised by us through the sale of equity or convertible securities may dilute your ownership in us.

We may sell additional securities in subsequent public or private offerings. On December 31, 2025, 100,787,173 ordinary shares were outstanding.

We cannot predict the size of future issuances of our ordinary shares or the effect, if any, that future issuances and sales of shares of our ordinary shares will have on the market price of our ordinary shares. Sales of substantial amounts of our ordinary shares (including shares issued in connection with an acquisition), or the perception that such sales could occur, may adversely affect prevailing market prices of our ordinary shares.

Because we currently have no approved plans to pay cash dividends on our ordinary shares, you may not receive any return on investment unless you sell your ordinary shares for a price greater than what you paid for it.

We currently do not have an approved plan to pay any cash dividends on our ordinary shares. During 2025, our Board of Directors considered a plan to pay cash dividends on our ordinary shares however this has not yet been approved and any future determination to pay cash dividends or other distributions on our ordinary shares will be at the discretion of the Board of Directors and will be dependent on our earnings, financial condition, operation results, capital requirements, and contractual, regulatory and other restrictions, including restrictions contained in the agreements governing any existing and future outstanding indebtedness we or our subsidiaries may incur, on the payment of dividends by us or by our subsidiaries to us, and other factors that our Board of Directors deems relevant.

As a result, you may not receive any return on an investment in our ordinary shares unless you sell the ordinary shares for a price greater than what you paid for it.

 OTHER RISKS ASSOCIATED WITH OUR BUSINESS

Cybersecurity risks and threats could adversely affect our business.

We rely heavily on information systems to conduct our business. There can be no assurance that the systems we have designed to prevent or limit the effects of cyber incidents or attacks will be sufficient to prevent or detect such incidents or attacks, or to avoid a material impact on our systems when such incidents or attacks do occur. If our systems for protecting against cybersecurity risks are circumvented or breached, this could result in the loss of our intellectual property or other proprietary information, including customer data, and disruption of our business operations.

A cyber incident or attack could result in the disclosure of confidential or proprietary customer information, employee information, theft or loss of intellectual property, damage to our reputation with our customers and the market, failure to meet customer requirements or customer dissatisfaction, theft or exposure to litigation and enforcement actions including under data privacy laws and regulations, damage to equipment (which could cause environmental or safety issues) and other financial costs and losses. In addition, as cybersecurity threats continue to evolve, we may be required to devote additional resources to continue to enhance our protective measures or to investigate or remediate any cybersecurity vulnerabilities. The increased use of artificial intelligence has heightened cybersecurity risks as cyberattacks utilize artificial intelligence to expose vulnerabilities and evade traditional security measures. We do not presently maintain insurance coverage to protect against cybersecurity risks and such insurance may not be available to us in the future on acceptable terms and with the desired coverage limits if we seek to acquire it. If we procure such coverage in the future, we cannot ensure that it will be sufficient to cover any particular losses we may experience as a result of such cyberattacks.

We depend on our suppliers to provide services and equipment in a timely manner and any delays, interruptions or failures by suppliers could expose us to increased costs or inability to meet contractual obligations.

We rely on suppliers of equipment and spare parts as well as suppliers of technical labor to perform certain contractual obligations with our customers. Failure by suppliers to provide goods and services in a timely manner could lead to delays by us in fulfilling contractual obligations, the inability to fulfill such obligations, or additional costs in seeking replacement suppliers.

We have engaged in related party transactions, the termination of which may inhibit business, and such transactions present possible conflicts of interest that could have an adverse effect on us.

We rely at times upon services and products supplied by related parties if no other suitable alternatives are available.

In addition, these related party transactions create the possibility of conflicts of interest. Such a conflict could cause such persons to seek to advance their economic interests above ours. Further, the appearance of conflicts of interest created by related party transactions could impair the confidence of our investors. While the Audit Committee of our Board of Directors regularly reviews these transactions, related party transactions presenting a conflict of interest could have a material adverse effect on our liquidity, results of operations and financial condition.

The loss or unavailability of any of our executive officers or other key employees could have a material adverse effect on our business.

We depend on the efforts of our executive officers and other key employees to manage our operations. The loss or unavailability of any of our executive officers or other key employees could have a material adverse effect on our business. Although we expect all of our key personnel to remain with us, it is possible that we will lose some key personnel, the loss of which could negatively impact our business operations and profitability. In addition, the delivery of our services and products requires personnel with specialized skills and experience. Our ability to be productive and profitable will depend upon our ability to employ and retain such skilled workers.

Our growth potential and ability to operate could be materially and adversely affected if we cannot employ and retain technical personnel at a competitive cost.

Many of the products and services we provide and sell are complex and highly engineered and often must perform in harsh conditions. Our success depends upon our ability to employ and retain technical personnel with the ability to design, utilize, and enhance these services and products. A significant increase in the wages paid by competing employers could result in increased competition for the skilled labor force we require, increases in the wage rates that we must pay, or both. If either of these events were to occur, our cost structures could increase, our margins could decrease, and our growth potential, if any, could be impaired.

We are not subject to the supervision of the Financial Services Commission of the BVI and so our shareholders are not protected by any regulatory inspections in the BVI.

We are not an entity subject to any regulatory supervision in the BVI by the Financial Services Commission. As a result, shareholders are not protected by any regulatory supervision or inspections by any regulatory agency in the BVI and we are not required to observe any restrictions in respect of our conduct save as disclosed in this Annual Report or our Memorandum and Articles of Association, as amended and restated.

An investment in our securities may result in uncertain U.S. federal income tax consequences.

An investment in our securities may result in uncertain U.S. federal income tax consequences. Prospective investors are urged to consult their tax advisers with respect to these and other tax consequences when purchasing, holding or disposing of our securities.

Substantially all of our assets are located outside the U.S.; therefore, investors may not be able to enforce U.S. federal securities laws or their other legal rights.

Substantially all of our assets are located outside of the U.S. Thus, it may be difficult, or in some cases not possible, for investors in the U.S. to enforce their legal rights or to enforce judgments of U.S. courts predicated upon civil liabilities and criminal penalties under U.S. laws.

Investors may face difficulties in protecting their interests, and their ability to protect their rights through the U.S. federal courts may be limited, because we are formed under BVI law.

We are a company formed under the laws of the BVI. As a result, it may be difficult for investors to enforce judgments obtained in the U.S. courts against some of our directors or officers.

Our corporate affairs are governed by our Memorandum and Articles of Association, as amended and restated, the BVI Business Companies Act, 2004, as amended (the “Companies Act”) and the common law of the BVI. The rights of shareholders to take action against the directors, actions by minority shareholders and the fiduciary responsibilities of our directors to us under BVI law are governed by the Companies Act and the common law of the BVI. The common law of the BVI is derived from English common law, and while the decisions of the English courts are of persuasive authority, they are not binding on a court in the BVI. The rights of our shareholders and the fiduciary responsibilities of our directors under BVI law may not be as clearly established as they would be under statutes or judicial precedent in some jurisdictions in the U.S. In particular, the BVI has a less developed body of securities laws as compared to the U.S., and some states, such as Delaware, have more fully developed and judicially interpreted bodies of corporate law. In addition, while statutory provisions do exist in BVI law for derivative actions to be brought in certain circumstances, shareholders in BVI companies may not have standing to initiate a shareholder derivative action in a federal court of the U.S. The circumstances in which any such action may be brought, and the procedures and defenses that may be available in respect to any such action, may result in the rights of shareholders of a BVI company being more limited than those of shareholders of a company organized in the U.S. Accordingly, shareholders may have fewer alternatives available to them if they believe that corporate wrongdoing has occurred.

The BVI Courts are also unlikely:

●	to recognize or enforce against us judgments of courts of the U.S. based on certain civil liability provisions of U.S. securities laws where that liability is in respect of penalties, taxes, fines or similar fiscal or revenue obligations of the company; and

●	to impose liabilities against us, in original actions brought in the BVI, based on certain civil liability provisions of U.S. securities laws that are penal in nature.

There is no statutory recognition in the BVI of judgments obtained in the U.S., although the courts of the BVI will in certain circumstances recognize such a foreign judgment and treat it as a cause of action in itself which may be sued upon as a debt at common law so that no retrial of the issues would be necessary provided that:

●	the U.S. court issuing the judgment had jurisdiction in the matter and the company either submitted to such jurisdiction or was resident or carrying on business within such jurisdiction and was duly served with process;

●	the judgment is final and for a liquidated sum;

●	the judgment given by the U.S. court was not in respect of penalties, taxes, fines or similar fiscal or revenue obligations of the company;

●	in obtaining judgment there was no fraud on the part of the person in whose favor judgment was given or on the part of the court;

●	recognition or enforcement of the judgment would not be contrary to public policy in the BVI; and

●	the proceedings pursuant to which judgment was obtained were not contrary to natural justice.

In appropriate circumstances, a BVI Court may give effect in the BVI to other kinds of final foreign judgments such as declaratory orders, orders for performance of contracts and injunctions.

As a result of all of the above, public shareholders may have more difficulty in protecting their interests in the face of actions taken by management or controlling shareholders than they would as public shareholders of a U.S. company.

Our Memorandum and Articles of Association, as amended and restated, permit the Board of Directors by resolution to create additional classes of securities, including shares with rights, preferences, designations and limitations as they determine which may have an anti-takeover effect.

Our Memorandum and Articles of Association, as amended and restated, permits the Board of Directors by resolution to amend the Memorandum and Articles of Association, as amended and restated, to designate rights, preferences, designations and limitations attaching to the preferred shares as they determine in their discretion, without shareholder approval with respect to the terms or the issuance. If issued, the rights, preferences, designations and limitations of the preferred shares would be set by the Board of Directors and could operate to the disadvantage of the outstanding ordinary shares the holders of which would not have any pre-emption rights in respect of such an issue of preferred shares. Such terms could include, among others, preferences as to dividends and distributions on liquidation, or could be used to prevent possible corporate takeovers.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 1C. CYBERSECURITY

Risk Management and Strategy

As a leading provider of oilfield services across diverse and often challenging environments, NESR recognizes that secure and reliable access to operational technology, field communications networks, and proprietary customer data is essential to maintaining safe, efficient, and uninterrupted operations.

We have implemented a comprehensive Cybersecurity Risk Management Program designed to protect the confidentiality, integrity, and availability of our information systems and digital assets. This program covers all aspects of our operations, including corporate information technology (“IT”) systems, field-based digital infrastructure, remote monitoring platforms, and customer-facing digital applications.

We apply a layered defense approach that combines technical, administrative, and physical controls to prevent, detect, and respond to cyber threats. These controls include network security measures, endpoint protection, multi-factor authentication, encryption, access management, and continuous monitoring supported by incident detection and response capabilities.

We are committed to protecting the privacy and confidentiality of information entrusted to us by our customers, clients, vendors, and suppliers. Our cybersecurity and data protection controls are designed to safeguard sensitive and proprietary data throughout its lifecycle, from collection and transmission to storage and disposal. We implement strict access controls, data handling procedures, and confidentiality obligations to help ensure that such information is used solely for legitimate business purposes and remains protected against unauthorized access, disclosure, or misuse.

We also enforce device compliance through centralized endpoint management tools to ensure that only authorized and secure devices can access company systems and data. These measures strengthen control over configurations, software updates, and data protection across all connected devices. Advanced email security systems and phishing detection tools are deployed to protect against social engineering and email-borne threats.

Given the nature of our field operations, which often take place in remote and complex environments, NESR has implemented enhanced cybersecurity procedures to help safeguard its operational systems and digital infrastructure from unauthorized access or disruption. We conduct regular vulnerability assessments, penetration testing, and simulation exercises, often with independent experts, to evaluate the resilience of our IT environments and to strengthen defenses where necessary.

Cybersecurity awareness is a core element of our defense strategy. All employees receive periodic cybersecurity training and simulated phishing exercises to reinforce security awareness, data protection, and incident-reporting responsibilities. Targeted training is provided to personnel with elevated access to sensitive systems or information.

We also maintain cybersecurity insurance to mitigate potential financial losses associated with certain types of incidents, however, such coverage may not fully offset all costs, operational impacts, or reputational effects that could result from a cybersecurity event.

Governance

Cybersecurity risk management is an integral component of NESR’s overall governance and risk oversight structure. The Board of Directors oversees cybersecurity as part of its broader oversight responsibilities, while the Audit Committee holds primary responsibility for cybersecurity matters. The Audit Committee receives periodic updates from management on cybersecurity risks, threat trends, and the effectiveness of control measures.

Our Head of Information Technology (“Head of IT”) leads the Company’s global information security program and has more than 15 years of experience in cybersecurity and industrial control system security. The Head of IT reports to our CFO, who provides quarterly updates to the broader executive management team and the Audit Committee, as well as our Vice President of Operations. The IT organization collaborates closely with executive management, field operations and technical teams, functional leadership, business segment directors, compliance, and HSE to ensure coordinated risk identification, mitigation, and response across the enterprise.

Incident Response and Monitoring

NESR maintains a formally documented and regularly tested Incident Response Plan that defines clear procedures for identifying, containing, investigating, and remediating cybersecurity incidents. The plan includes coordination with external specialists, law enforcement authorities, and regulators when appropriate.

For the fiscal year ended December 31, 2025, NESR did not experience any cybersecurity incidents that materially affected, or are reasonably likely to materially affect, its business strategy, results of operations, or financial condition. Nonetheless, as is typical within the energy services sector, NESR continues to be the target of attempts by malicious actors seeking unauthorized access to systems or data. The Company continuously monitors these threats and enhances its cybersecurity posture as needed.

Third-Party and Supply Chain Risk Management

NESR’s operations rely on a global network of suppliers, contractors, and technology service providers. We manage cybersecurity risks associated with these third parties through a Vendor Risk Management Program that includes due diligence, contractual requirements for data protection and breach notification, and ongoing monitoring of cybersecurity performance. NESR requires critical vendors to maintain appropriate cybersecurity controls and to promptly notify the Company of any incidents that could impact NESR’s systems, operations, or data.

ITEM 2. PROPERTIES

We have operations in 16 countries including Algeria, Bahrain, Chad, Congo, Egypt, India, Indonesia, Iraq, Kuwait, Libya, Oman, Qatar, Saudi Arabia, and UAE. In most countries, we have localized support bases that house equipment and personnel that are used to deliver the services we provide. Additionally, we operate NORI (part of our Unallocated long-lived assets, See Note 8, Goodwill, Intangible, and Other Assets, to the consolidated financial statements included in Item 8, “Financial Statements and Supplementary Data,” of this Annual Report) within in the heart of Saudi Arabia’s industrial research, technology, and academic hub, DTV. NORI allows us the ability to drive energy sector research and innovation across the MENA region through activities such as providing advanced core analysis and reservoir studies for our customers. Our principal executive offices are in Houston, Texas, U.S., with our regional headquarters in Dubai, UAE. No single tangible fixed asset is individually material to our operations. Our owned properties have no material encumbrances. We believe all properties that we currently occupy are suitable for their intended use.

ITEM 3. LEGAL PROCEEDINGS

The information with respect to Item 3. Legal Proceedings is contained in Note 13, Commitments and Contingencies, to the consolidated financial statements included in Item 8, “Financial Statements and Supplementary Data,” of this Annual Report.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our ordinary shares, no par value per share, are traded on the Nasdaq Capital Market under the ticker symbol “NESR.” As of December 31, 2025, there were approximately 11 registered holders of record of our ordinary shares. Because many shares are held by brokers and other institutions on behalf of beneficial owners, the actual number of beneficial holders is substantially greater than the number of record holders.

Corporate Performance Graph

The following graph compares the yearly change in our cumulative total shareholder return on our ordinary shares with the cumulative total return on the published Standard & Poor’s 500 Stock Index, the cumulative total return on the S&P 500 Oil and Gas Equipment and Services Index, and the Philadelphia Oil Service Index (“OSX”) over the preceding five year period. Although the Company is not a component of the OSX, this index represents a large group of companies with similar industry exposure, many of which provide the same or similar equipment and services as the Company.

Comparison of Five-Year Cumulative Total Return

NESR, S&P 500 Stock Index, S&P 500 Oil and Gas Equipment and Services Index, and OSX

		2020	2021	2022	2023	2024	2025
National Energy Services Reunited Corp.(“NESR”)		$100.00	$95.17	$69.89	$61.43	$90.23	$157.70
S&P 500	Stock Index	100.00	126.89	102.22	126.99	156.59	182.25
S&P 500 O&G	Oil and Gas Equipment and Services Index	100.00	118.93	189.17	189.22	163.77	165.42
Philadelphia Oil Service Index (“OSX”)		100.00	111.35	179.61	190.38	177.84	184.37

The comparison of total return on investment (change in year-end stock price plus reinvested dividends) assumes that $100 was invested on December 31, 2019, in NESR ordinary shares, the S&P 500 Index, the S&P 500 Oil and Gas Equipment and Services Index, and the OSX.

The corporate performance graph and related information shall not be deemed “soliciting material” or to be “filed” with the SEC, nor shall such information be incorporated by reference into any future filing under the Securities Act or the Exchange Act, except to the extent that NESR specifically incorporates it by reference into such filing.

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis is provided to increase the understanding of, and should be read in conjunction with the accompanying consolidated financial statements and related notes. In addition, see Item 1A, “Risk Factors” and the “Forward-Looking Statements” included in this Annual Report. for a discussion of the risks, uncertainties and assumptions associated with these statements. Unless otherwise noted, all amounts discussed herein are consolidated.

EXECUTIVE OVERVIEW

Drivers of Our Financial Condition and Results of Operations

We are a provider of services to the oil and natural gas industry primarily in the MENA region. We currently operate in 16 countries, with a strong presence in Saudi Arabia, Oman, Kuwait, UAE, Iraq, Egypt, Libya, and Algeria. Our company was founded with a vision of creating a regional provider for oilfield services that offers a full portfolio of solutions for our customers with a focus on supporting the economies in which we operate. ESG considerations are central to our Company, and we believe that employing local staff and fully integrating with regional economies is a critical part of the social component of our ESG philosophy. In addition, we have found that promoting high local content in our operations optimizes our cost structure, enhancing our ability to generate free cash flow in various commodity price environments.

Customer investment in oil and natural gas exploration, field development, and production is driven by multiple factors, including global energy supply and demand forecasts, geopolitical and economic conditions in key operating regions, and expectations for future oil and natural gas prices.

During the years ended December 31, 2025, 2024, and 2023, approximately 99%, 99%, and 99%, respectively, of our revenue was generated from operations in the MENA region. According to the Energy Institute Statistical Review of World Energy 2025 (74th edition), the Middle East accounts for nearly one-third of global oil production, underscoring the region’s critical role in global energy supply. NESR’s strong presence in these markets provides a unique competitive advantage. Many MENA economies are structurally dependent on the energy sector as their primary source of national revenue and therefore maintain consistent production and development activity, even in periods of lower commodity prices. With some of the lowest break-even costs of production globally, Middle Eastern producers continue to invest through cycles, enabling NESR to benefit from a stable demand base and long-term customer relationships. This strategic geographic focus positions NESR to deliver resilient financial performance and sustainable growth, even amid broader market volatility.

Key Performance Indicators

Historically, we have monitored two principal non-financial performance indicators that serve as key drivers of our results of operations: oil prices and rig count.

Oil price trends are significant because the level of spending by our customers is heavily influenced by expectations of future oil prices, which reflect anticipated global supply and demand dynamics. Fluctuations in spending directly affect the demand for our services.

Rig count, particularly in the regions where we operate, serves as an indicator of the level of drilling activity and capital investment. Historically, changes in rig count have correlated closely with our financial performance and operational activity levels.

In recent years, our customers, particularly in certain parts of the MENA region, have increased their focus on natural gas development, including the commercialization of unconventional gas resources. Over time, we expect the natural gas market to become an additional key performance indicator for the Company, reflecting its growing importance in regional energy strategies and our expanding participation in that segment.

The following table shows rig count (Source: Baker Hughes Published Rig Count Data) and oil prices (Source: U.S. Energy Information Administration - Brent – Europe) as of the dates indicated:

	As of December 31,
	2025	2024	2023

Rig count:
MENA	565	591	379
Rest of World – outside of North America	500	523	576
Total International Rig Count	1,065	1,114	955

Brent Crude (per barrel)	$61.35	$74.58	$77.69

RESULTS OF OPERATIONS

We operate our business through two operating segments and report our results of operations through two reporting segments, Production Services and Drilling and Evaluation Services, which aggregate services performed during distinct stages of a typical life cycle of an oil and gas well.

Production Services. Our Production Services segment includes the results of operations from services that are generally offered and performed during the completion and production stages of a well’s lifecycle. These services mainly include hydraulic fracturing, coiled tubing, stimulation and pumping, cementing, nitrogen services, filtration services, pipelines and industrial services, production assurance, artificial lift services, completions and integrated production management. Our Production Services segment accounted for 62%, 67%, and 69%, of our revenues for the years ended December 31, 2025, 2024, and 2023, respectively.

Drilling and Evaluation Services. Our Drilling and Evaluation Services segment includes the results of operations from services that are generally offered and performed during the well construction stage of a well’s lifecycle and related mainly to the operation of drilling rigs. The services mainly include rigs and integrated services, fishing and downhole tools, thru-tubing intervention, tubular running services, directional drilling, drilling and completion fluids, pressure control, well testing services, wireline logging services and slickline services. Our Drilling and Evaluation Services accounted for 38%, 33%, and 31%, of our revenues for the years ended December 31, 2025, 2024, and 2023, respectively. Please see “Principal Activities” within Item 1, “Business” in this Annual Report for additional description of our reportable segments.

Key Components of Revenues and Expenses

Revenues

We earn revenue from our broad suite of oilfield services, including coiled tubing, hydraulic fracturing, cementing, stimulation and pumping, well testing services, drilling services and rental, fishing and remediation, drilling and workover rigs, nitrogen services, wireline logging services, turbines drilling, directional drilling, filtration services and slickline services, among others. Revenues are recognized when performance obligations are satisfied in accordance with contractual terms, in an amount that reflects the consideration the Company expects to be entitled to in exchange for services rendered or rentals provided. A performance obligation arises under contracts with customers to render services or provide rentals and is the unit of account under Accounting Standards Update (ASU) 2014-09, Revenue from Contracts with Customers. The Company accounts for services rendered and rentals provided separately if they are distinct, and the service or rental is separately identifiable from other items provided to a customer and if a customer can benefit from the services rendered or rentals provided on its own or with other resources that are readily available to the customer. A contract’s transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied. A contract’s standalone selling prices are determined based on the prices that the Company charges for its services rendered and rentals provided. Most of the Company’s performance obligations are satisfied over time, which is generally represented by a period of 30 days or less. The Company’s payment terms vary by the type of products or services offered. The term between invoicing and when the payment is due is typically 30-60 days per contract.

Cost of services

Cost of services primarily includes staff costs for service personnel, purchase of non-capitalized material, equipment and supplies (such as tools and rental equipment), depreciation relating to capital assets used in our operations, vehicle and equipment rental and maintenance and repair.

Selling, general and administrative (excluding Amortization) (“SG&A”) expense

SG&A expense, excluding Amortization, which is presented separately, primarily includes salary and employee benefits for non-production personnel (primarily management and administrative personnel), professional service fees, office facilities and equipment, office supplies and non-capitalized office equipment and depreciation of office furniture and fixtures.

Amortization

Amortization expense primarily includes amortization of intangible assets associated with acquired customer contracts, trademarks and tradenames.

Interest expense, net

Interest expense primarily consists of interest on outstanding debt, net of interest income.

Other income / (expense), net

Other income / (expense), net primarily consists of inventory scrap sales, bank charges and foreign exchange gains and losses.

The discussions below relating to significant line items from our consolidated statements of operations are based on available information and represent our analysis of significant changes or events that impact the fluctuations in or comparability of reported amounts. Where appropriate, we have identified specific events and changes that affect comparability or trends. In addition, the discussions below for revenues are on an aggregate basis for each fiscal period, as the business drivers for all services are similar. All amounts in tables are in US$ thousands, except share data and per share amounts.

Fiscal Year 2025 compared to Fiscal Year 2024

The following table presents our Consolidated Statements of Operations data for the periods indicated:

	Year ended
Description	December 31, 2025	December 31, 2024

Revenues	$1,324,047	$1,301,704
Cost of services	(1,159,317)	(1,093,031)
Gross profit	164,730	208,673
Selling, general and administrative expenses (excluding Amortization)	(47,636)	(52,195)
Amortization	(18,774)	(18,774)
Operating income	98,320	137,704
Interest expense, net	(32,513)	(39,881)
Other (expense) / income, net	(5,409)	(2,325)
Income before income tax	60,398	95,498
Income tax expense	(9,266)	(19,188)
Net income	$51,132	$76,310

Revenue. Revenue was $1,324 million for the year ended December 31, 2025, compared to $1,301.7 million for the year ended December 31, 2024.

The table below presents our revenue by segment for the periods indicated:

	Year ended
	December 31, 2025	December 31, 2024
Reportable Segment:
Production Services	$815,999	$878,076
Drilling and Evaluation Services	508,048	423,628
Total revenue	$1,324,047	$1,301,704

Production Services revenue was $816.0 million for the year ended December 31, 2025, compared to $878.1 million for the year ended December 31, 2024. The change in revenue was primarily due to reduced hydraulic fracturing stages upon contract transition coupled with reduced coiled tubing activity in Saudi Arabia, and offset in part by higher specialty chemical sales in Egypt.

Drilling and Evaluation Services revenue was $508.0 million for the year ended December 31, 2025, compared to $423.6 million for the year ended December 31, 2024. The change in revenue was primarily due to increased business activity in Saudi Arabia and Kuwait. The change in revenue was primarily due to additional well testing activity due to increased rig assignments and sites in Saudi Arabia and higher period-over-period contribution from the Roya™ advanced directional drilling technology platform.

Cost of services. Cost of services was $1,159.3 million for the year ended December 31, 2025, compared to $1,093.0 million for the year ended December 31, 2024. On a percentage basis, cost of services was 87.6% of revenue during the year ended December 31, 2025, as compared to 84.0% of revenue for the year ended December 31, 2024, a 359-basis point increase. The change in cost of services as a percentage of total revenue is mainly due to an elevated cost structure expected to support higher activity levels going forward, particularly in Saudi Arabia. Cost of services included depreciation expense of $118.5 million and $111.7 million for the year ended December 31, 2025, and the year ended December 31, 2024, respectively.

Gross profit. Gross profit was $164.7 million for the year ended December 31, 2025, compared to $208.7 million for the year ended December 31, 2024. Gross profit as a percentage of total revenue was 12.4% and 16.0% for the year ended December 31, 2025, and the year ended December 31, 2024, respectively. The reason for the change is described under “Revenue” and “Cost of services.”

SG&A expenses. SG&A expenses, which represent costs associated with managing and supporting our operations, were $47.6 million for the year ended December 31, 2025, compared to $52.2 million for the year ended December 31, 2024. SG&A as a percentage of total revenue was 3.6% and 4.0% for the year ended December 31, 2025, and the year ended December 31, 2024, respectively. The decrease in SG&A period over period is primarily due to lower spending on activities designed to facilitate remediation of the Company’s previously existing material weaknesses.

Amortization expense. Amortization expense was $18.8 million for the year ended December 31, 2025, compared to $18.8 million for the year ended December 31, 2024. Amortization expense is driven mainly by acquired intangible assets resulting from the acquisitions of GES and NPS in 2018, SAPESCO in 2020, and Action in 2021.

Interest expense, net. Interest expense, net, was $32.5 million for the year ended December 31, 2025, compared to $39.9 million for the year ended December 31, 2024. Interest expense, net, decreased period-over-period, due to lower debt levels during the year ended December 31, 2025, as compared to the year ended December 31, 2024.

Other (expense) / income, net. Other (expense) / income, net, was ($5.4) million for the year ended December 31, 2025, compared to ($2.3) million for the year ended December 31, 2024. The difference between periods is primarily due to increased equity investment impairments recorded in 2025 as compared to 2024 (see Note 8, Goodwill, Intangible, and Other Assets, to the consolidated financial statements included in Item 8, “Financial Statements and Supplementary Data,” of this Annual Report for further discussion).

Income tax expense. Income tax expense was $9.3 million for the year ended December 31, 2025, compared to $19.2 million for the year ended December 31, 2024. The decrease between periods is primarily due to a net release of our provisions for uncertain tax positions and unrecognized tax benefits. See Note 12, Income Taxes, to our consolidated financial statements included in Item 8, “Financial Statements and Supplementary Data,” of this Annual Report.

Net income. As a result of the foregoing, net income was $51.1 million for the year ended December 31, 2025, compared to a net income of $76.3 million for the year ended December 31, 2024.

Supplemental Segment Operating Income Discussion

	Year ended
	December 31, 2025	December 31, 2024
Reportable Segment(1):
Production Services	$100,318	$146,869
Drilling and Evaluation Services	69,055	63,102

(1)	See Note 19, Reportable Segments, to our consolidated financial statements included in Item 8, “Financial Statements and Supplementary Data,” of this Annual Report.

Production Services segment operating income was $100.3 million for the year ended December 31, 2025, compared to $146.9 million for the year ended December 31, 2024. The change in Supplemental Segment Operating Income was primarily due to reduced hydraulic fracturing stages upon contract transition coupled reduced coiled tubing activity in Saudi Arabia.

Drilling and Evaluation segment operating income was $69.1 million for the year ended December 31, 2025, compared to $63.1 million for the year ended December 31, 2024. The change in Supplemental Segment Operating Income was primarily due to additional well testing activity due to increased rig assignments and sites in Saudi Arabia.

Fiscal Year 2024 compared to Fiscal Year 2023

The following table presents our Consolidated Statements of Operations data for the periods indicated:

	Year ended
Description	December 31, 2024	December 31, 2023

Revenues	$1,301,704	$1,145,915
Cost of services	(1,093,031)	(997,265)
Gross profit	208,673	148,650
Selling, general and administrative expenses (excluding Amortization)	(52,195)	(49,173)
Amortization	(18,774)	(18,774)
Operating income	137,704	80,703
Interest expense, net	(39,881)	(45,826)
Other (expense) / income, net	(2,325)	(5,031)
Income before income tax	95,498	29,846
Income tax expense	(19,188)	(17,266)
Net income	$76,310	$12,580

Revenue. Revenue was $1,301.7 million for the year ended December 31, 2024, compared to $1,145.9 million for the year ended December 31, 2023.

The table below presents our revenue by segment for the periods indicated:

	Year ended
	December 31, 2024	December 31, 2023
Reportable Segment:
Production Services	$878,076	$785,642
Drilling and Evaluation Services	423,628	360,273
Total revenue	$1,301,704	$1,145,915

Production Services revenue was $878.1 million for the year ended December 31, 2024, compared to $785.6 million for the year ended December 31, 2023. The change in revenue was primarily due to increased well stimulation and hydraulic fracturing services.

Drilling and Evaluation Services revenue was $423.6 million for the year ended December 31, 2024, compared to $360.3 million for the year ended December 31, 2023. The change in revenue was primarily due to increased business activity in Saudi Arabia and Kuwait.

Cost of services. Cost of services was $1,093.0 million for the year ended December 31, 2024, compared to $997.3 million for the year ended December 31, 2023. On a percentage basis, cost of services was 84.0% of revenue during the year ended December 31, 2024, as compared to 87.0% of revenue for the year ended December 31, 2023, a 306-basis point reduction. The change in cost of services as percentage of total revenue is mainly due to improved utilization on a more efficient cost structure. Cost of services included depreciation expense of $111.7 million and $109.7 million for the year ended December 31, 2024, and the year ended December 31, 2023, respectively.

Gross profit. Gross profit was $208.7 million for the year ended December 31, 2024, compared to $148.7 million for the year ended December 31, 2023. Gross profit as a percentage of total revenue was 16.0% and 13.0% for the year ended December 31, 2024, and the year ended December 31, 2023, respectively. The reason for the change is described under “Revenue” and “Cost of services.”

SG&A expenses. SG&A expenses, which represent costs associated with managing and supporting our operations, were $52.2 million for the year ended December 31, 2024, compared to $49.2 million for the year ended December 31, 2023. SG&A as a percentage of total revenue was 4.0% and 4.3% for the year ended December 31, 2024, and the year ended December 31, 2023, respectively. The increase in SG&A period over period is primarily due to increased compensation cost associated with employee contracts issued to certain members of our financial and accounting leadership in the fourth quarter of 2023 that were charged to expense during 2024.

Amortization expense. Amortization expense was $18.8 million for the year ended December 31, 2024, compared to $18.8 million for the year ended December 31, 2023. Amortization expense is driven mainly by acquired intangible assets resulting from the acquisitions of GES and NPS in 2018, SAPESCO in 2020, and Action in 2021.

Interest expense, net. Interest expense, net, was $39.9 million for the year ended December 31, 2024, compared to $45.8 million for the year ended December 31, 2023. Interest expense, net, decreased period-over-period, due to lower debt levels during 2024 as compared to 2023.

Other (expense) / income, net. Other (expense) / income, net, was ($2.3) million for the year ended December 31, 2024, compared to ($5.0) million for the year ended December 31, 2023. The difference between periods is primarily due to a decrease in the amount of the other-than-temporary impairment recorded on the WDVGE Investment during 2024 as compared to 2023 (see Note 8, Goodwill, Intangible, and Other Assets, to the consolidated financial statements included in Item 8, “Financial Statements and Supplementary Data,” of this Annual Report for further discussion).

Income tax expense. Income tax expense was $19.2 million for the year ended December 31, 2024, compared to $17.3 million for the year ended December 31, 2023. The high effective tax rates are mainly driven by recording valuation allowances against current year losses and recording liabilities on uncertain tax positions in various jurisdictions. See Note 12, Income Taxes, to our consolidated financial statements included in Item 8, “Financial Statements and Supplementary Data,” of this Annual Report.

Net income. As a result of the foregoing, net income was $76.3 million for the year ended December 31, 2024, compared to a net income of $12.6 million for the year ended December 31, 2023.

Supplemental Segment Operating Income Discussion

	Year ended
	December 31, 2024	December 31, 2023
Reportable Segment(1):
Production Services	$146,869	$111,060
Drilling and Evaluation Services	63,102	36,461

(1)	See Note 19, Reportable Segments, to our consolidated financial statements included in Item 8, “Financial Statements and Supplementary Data,” of this Annual Report.

Production Services segment operating income was $146.9 million for the year ended December 31, 2024, compared to $111.1 million for the year ended December 31, 2023. The change in segment operating income was largely attributable to lower well stimulation and hydraulic fracturing services.

Drilling and Evaluation segment operating income was $63.1 million for the year ended December 31, 2024, compared to $36.5 million for the year ended December 31, 2023. The change in segment operating income in 2024 as compared to 2023 was primarily due to increased business activity in Saudi Arabia and Kuwait.

LIQUIDITY AND CAPITAL RESOURCES

Our objective is to maintain sufficient liquidity, adequate financial resources and financial flexibility to fund our operations. We had cash and cash equivalents of $124.8 million as of December 31, 2025, and $108.0 million as of December 31, 2024. Our outstanding borrowings were $310.1 million as of December 31, 2025, and $382.8 million as of December 31, 2024. Current available borrowing capacity totaled $146.9 million and $167.3 million as of December 31, 2025, and 2024, respectively. We believe that our cash on hand, cash flows generated from operations, and liquidity available through our credit facilities, including recently drawn facilities, will provide sufficient liquidity to manage our cash needs. See “Capital Requirements” below.

Cash Flows

	(In US$ thousands)
	Year ended
	December 31, 2025	December 31, 2024	December 31, 2023

Cash provided by (used in):
Operating Activities	$264,242	$229,329	$176,959
Investing Activities	(152,238)	(111,134)	(83,463)
Financing Activities	(87,264)	(78,060)	(104,528)
Effect of exchange rate changes on cash	-	-	-
Net change in cash, cash equivalents, and restricted cash	$24,740	$40,135	$(11,032)

Operating Activities

Cash flows provided by operating activities were $264.2 million for the year ended December 31, 2025, compared to cash flows provided by operating activities of $229.3 million for the year ended December 31, 2024. Cash flows from operating activities increased by $34.9 million in the year ended December 31, 2025, compared to year ended December 31, 2024, primarily due to improved working capital management year-over-year, and in particular more closely controlling timing of payments on Accounts payable and accrued expenses in relation to payment terms.

Investing Activities

Cash flows used in investing activities were $152.2 million for the year ended December 31, 2025, compared to cash flows used in investing activities of $111.1 million for the year ended December 31, 2024. The difference between periods was primarily due to higher capital expenditures in 2025. Our principal recurring investing activity is the funding of capital expenditures to ensure that we have the appropriate levels and types of machinery and equipment in place to generate revenue from operations.

Financing Activities

Cash flows used in financing activities were $87.3 million for the year ended December 31, 2025, compared to cash flows used in financing activities of $78.1 million for the year ended December 31, 2024. The shift between periods is primarily attributable to timing of short-term borrowings and repayments period-over-period as well as no long-term borrowings during the year ended December 31, 2025, as compared to the year ended December 31, 2024.

Credit Facilities

As of December 31, 2025, we had the following principal credit facilities and instruments outstanding or available:

2021 Secured Facilities Agreement

On November 4, 2021, the Company entered into a $860 million Secured Facilities Agreement (the “2021 Secured Facilities Agreement”). At inception, the $860 million 2021 Secured Facilities Agreement consisted of a $430 million term loan due by November 4, 2027 (the “Term Loan” or “Secured Term Loan”), a $80.0 million revolving credit facility due by November 4, 2025 (“RCF” or “Secured Revolving Credit Facility”), and a $350 million working capital facility that renews annually/bi-annually by mutual agreement of the Lenders and the Company. Deferred debt issuance costs totaling $2.1 million and $3.7 million as of December 31, 2025, and 2024, respectively, have been assigned ratably to the term, revolving and working capital facilities and will be amortized to interest expense over periods of 6, 4, and 1 year(s), respectively. The amounts are shown as contra liabilities in the accompanying Consolidated Balance Sheets. The Secured Revolving Credit Facility was extended from November 4, 2025, to February 4, 2026, by mutual agreement of the Company and its Lenders. The Company is currently in discussions with its Lenders regarding further extending the RCF.

Borrowings under the Term Loan and RCF facilities incur interest based on the secured overnight financing rate (“SOFR”) for U.S. dollar-denominated borrowings or the Saudi Arabian Interbank Offered Rate (“SAIBOR”) for Saudi Arabia Riyal borrowings plus 2.6% to 3.0% per annum, varying based on the Company’s Net Debt / EBITDA ratio as defined in the 2021 Secured Facilities Agreement. As of December 31, 2025, and 2024, this resulted in interest rates of 7.13% and 7.67%, respectively, for U.S. dollar-denominated borrowings, and interest rates of 7.61% and 8.18%, respectively, for Saudi Arabian Riyal borrowings.

The RCF was obtained for general corporate and working capital purposes including capital expenditure related requirements and acquisitions (including transaction related expenses). The RCF requires the payment of a commitment fee each quarter. The commitment fee is computed at the rate of 25% of the margin on the facility lender’s available commitment for the relevant quarter. Under the terms of the RCF, as extended the final settlement is due by February 4, 2026. The Company is permitted to make any prepayment under this RCF in multiples of $5.0 million during this 4-year, 3-month period up to February 4, 2026. Any unutilized balances from the RCF can be drawn down again during the 4-year tenure at the same terms. The Term Loan permits prepayment but once repaid, amounts may not be redrawn. During the second quarter of 2025, the Company shifted borrowing capacity from the revolving credit facility to the working capital facility, reducing revolving credit facility capacity by $20.8 million to $59.2 million. As of December 31, 2025, and 2024, the Company had drawn $258.0 million and $322.5 million, respectively, of the Term Loan, and $0.0 (zero) million and $0.0 (zero) million, respectively, of the RCF. Additionally, as of December 31, 2025, and 2024, the Company had $59.2 million and $80.0 million, respectively, available to be drawn under the RCF.

The 2021 Secured Facilities Agreement also includes a working capital facility of $325 million and $305 million as of December 31, 2025, and 2024, respectively, for issuance of letters of guarantee, letters of credit and refinancing letters of credit into debt over a period of no more than two years, which carries an interest rate equal to SOFR for U.S. dollar-denominated borrowings, or SAIBOR for Saudi Arabia Riyal borrowings, for the applicable interest period, plus a margin of 1.25% to 1.5% per annum. As of December 31, 2025, and 2024, this resulted in interest rates of 7.13% and 7.67%, respectively, for U.S. dollar-denominated borrowings, and interest rates of 7.61% and 8.18%, respectively, for Saudi Arabian Riyal borrowings. The working facility requires the payment of a commitment fee each quarter. The commitment fee is computed at the rate of 0.3125% (25% of the margin) on the facility lender’s available commitment for the relevant quarter. As noted above, during the second quarter of 2025, the Company shifted borrowing capacity from the revolving credit facility to the working capital facility, decreasing the revolving credit facility capacity by $20.0 million. As of December 31, 2025, and 2024, the Company had utilized $243.8 million and $226.6 million, respectively, under this working capital facility and the balance of $81.2 million and $78.4 million, respectively, was available to the Company.

The 2021 Secured Facilities Agreement includes covenants that specify maximum leverage (Net Debt / EBITDA) up to 3.50, minimum debt service coverage ratio (Cash Flow / Debt Service) of at least 1.25, and interest coverage (EBITDA / Interest) of at least 4.00. As of December 31, 2025, and 2024, the Company was in compliance with all financial and non-financial covenants under the 2021 Secured Facilities Agreement.

Other Working Capital Facilities

The Company has also retained other legacy bilateral working capital facilities totaling $10.6 million and $13.3 million at December 31, 2025, and 2024, respectively. As of December 31, 2025, and 2024, the Company had utilized $4.1 million and $5.0 million, respectively, under this working capital facility and the balance of $6.5 million and $8.6 million, respectively, was available to the Company.

Utilization of the working capital facilities under both the legacy bilateral working capital facilities and 2021 Secured Facilities Agreement comprises letters of credit issued to vendors, guarantees issued to customers, vendors, and others, and short-term borrowings used to settle letters of credit. Once a letter of credit is presented for payment by the vendor, the Company at its election can settle the letter of credit from available cash or leverage short-term borrowings available under both the legacy HSBC arrangement and 2021 Secured Facilities Agreement that will be repaid quarterly over a period of up to two years. Until a letter of credit is presented for payment by the vendor, it is disclosed as an off-balance sheet obligation. For additional discussion of outstanding letters of credit and guarantees, see Note 13, Commitments and Contingencies, to the consolidated financial statements included in Item 8, “Financial Statements and Supplementary Data,” of this Annual Report.

Off-Balance Sheet Arrangements

Letters of Credit. The Company had outstanding letters of credit amounting to $6.6 million and $2.3 million as of December 31, 2025, and 2024, respectively.

Guarantee Agreements. In the normal course of business with customers, vendors and others, the Company has entered into off-balance sheet arrangements, such as surety bonds for performance, and other bank issued guarantees which totaled $187.1 million and $165.4 million as of December 31, 2025, and 2024, respectively. The Company has also entered into cash margin guarantees totaling $14.9 million and $4.2 million on December 31, 2025, and 2024, respectively. A liability is accrued when a loss is both probable and can be reasonably estimated. None of the off-balance sheet arrangements has, or is likely to have, a material effect on the Company’s consolidated financial statements.

Capital Requirements

For the foreseeable future, we believe cash on hand, cash flows from operating activities and available credit facilities, including those of our subsidiaries, will provide us with sufficient capital resources and liquidity to manage our working capital needs, meet contractual obligations, fund capital expenditures, and support the development of our short-term operating strategies.

We plan to pursue strategic acquisitions as an element of our business strategy. The timing, size or success of any acquisition and the associated potential capital commitments are unpredictable and uncertain. We may seek to fund all or part of any such acquisition with proceeds from debt or equity issuances, or may issue equity directly to the sellers in any such acquisition, or any combination thereof. Our ability to obtain capital for strategic acquisitions will depend on our future operating performance, financial condition and, more broadly, on the availability of equity and debt financing. Capital availability will be affected by prevailing conditions in our industry, the global economy, the global financial markets and other factors, many of which are beyond our control. Any additional debt service requirements we take on could be based on higher interest rates and shorter maturities and could impose a significant burden on our results of operations and financial condition, and the issuance of additional equity securities could result in significant dilution to our shareholders.

Contractual Obligations and Commitments

The table below summarizes the payments due by fiscal year for our material cash requirements from contractual obligations as of December 31, 2025. Certain amounts included in this table are based on our estimates and assumptions about these obligations, including their duration, anticipated actions by third parties and other factors. The contractual cash obligations we will actually pay in future periods may vary from those reflected in the table below because the estimates and assumptions are subjective.

Payments Due by Period
(In thousands)	Total	Less than 1 year	1 – 3 years	3 – 5 years	More than 5 years
Principal payments for long-term debt(1)	$258,000	64,500	193,500	-	-
Principal and interest payments for short-term debt (2)	56,159	56,159	-	-	-
Estimated interest payments for long-term debt (3)	29,278	17,250	12,028	-	-
Operating leases (4)	42,862	3,482	5,369	4,967	29,044
Finance leases (5)	2,080	1,778	186	116	-
Seller-provided installment financing for capital expenditures (6)	2,062	2,062	-	-	-
Contractual commitments for capital expenditures (7)	45,591	45,591	-	-	-
Employees’ end of service benefits (8)	66,488	8,027	13,912	13,671	30,878
Total	$502,520	198,849	224,995	18,754	59,922

(1) Amounts represent the cash payments for the principal amounts related to our long-term debt at December 31, 2025. Amounts for debt do not include any unamortized discounts or deferred issuance costs. Cash payments for interest are excluded from these amounts.

(2) Amounts represent the cash payments for the principal amounts and interest related to our short-term debt at December 31, 2025.

(3) Amounts represent the cash payments for interest on our long-term debt.

(4) Amounts represent the future minimum payments under non-cancelable operating leases with initial or remaining terms of one year or more. We enter into operating leases, some of which include renewal options; however, we have excluded renewal options from the table above unless it is anticipated that we will exercise such renewals.

(5) Represents gross future minimum payments under finance leases. We enter into finance leases for property, plant, and equipment when the terms of these leases are advantageous to immediate purchase or where other unique business factors exist.

(6) Represents future minimum under agreements to purchase capital assets using seller-provided installment financing.

(7) Contractual commitments for capital expenditures include agreements to purchase property, plant, and equipment that are enforceable and legally binding and specify all significant terms. Our performance is secured by letters of credit for $6.6 million of this balance.

(8) Amount represents the expected payments of employees’ end of service benefits.

Other Factors Affecting Liquidity

Customer receivables. In line with industry practice, we bill our customers for our services in arrears and are, therefore, subject to our customers delaying or failing to pay our invoices. In weak economic environments, we may experience increased delays and failures to pay our invoices due to, among other reasons, a reduction in our customers’ cash flow from operations and their access to the credit markets as well as unsettled political conditions. If our customers delay paying or fail to pay us a significant amount of our outstanding receivables, it could have a material impact on our liquidity, results of operations and financial condition.

Shelf registration statement. The Company does not have any effective shelf registration statements as of December 31, 2025.

Capital expenditure commitments. The Company was committed to incur capital expenditures of $45.6 million and $33.6 million at December 31, 2025, and 2024, respectively. Substantially all of the commitments outstanding as of December 31, 2025, are expected to be settled during 2026.

CRITICAL ACCOUNTING ESTIMATES

We have defined a critical accounting estimate as one that is both important to the portrayal of either our financial condition or results of operations and requires us to make difficult, subjective or complex judgments or estimates about matters that are uncertain. We believe that the following are the critical accounting estimates used in the preparation of our consolidated financial statements. There are other items within our consolidated financial statements that require estimation and judgment, but they are not deemed critical as defined above. This discussion and analysis should be read in conjunction with our consolidated financial statements and related notes included in this Annual Report.

Goodwill

Goodwill is the excess cost of an acquired entity over the amounts assigned to assets acquired and liabilities assumed in a business combination. Goodwill is evaluated for impairment on an annual basis as of October 1, or more frequently if circumstances indicate an impairment may exist at the reporting unit level. When performing the annual impairment test we have the option of first performing a qualitative assessment to determine the existence of events and circumstances that would lead to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If such a conclusion is reached, we would then be required to perform a quantitative impairment assessment of goodwill. A quantitative assessment for the determination of impairment is made by comparing the carrying amount of each reporting unit with its fair value. Determining the fair value of a reporting unit is judgmental in nature and involves the use of significant estimates and assumptions and typically requires analysis of discounted cash flows and other market information, such as trading multiples, and comparable transactions. Cash flow analysis requires judgment regarding many factors, such as management’s projections of future cash flows, weighted-average cost of capital, and long-term growth rates. Market information requires judgmental selection of relevant market comparables. We assess the valuation methodology based upon the relevance and availability of the data at the time the valuation is performed. Our estimates are based upon assumptions believed to be reasonable, but which are inherently uncertain, and actual results may differ from those assumed in our analysis. The determination of whether goodwill is impaired involves a significant level of judgment in these assumptions, and changes in our forecasts, business strategy, government regulations, or economic or market conditions could significantly impact these judgments, potentially decreasing the fair value of one or more reporting units. Any resulting impairment charges could have a material impact on our results of operations.

The Company estimated the aggregate fair value of its two reporting units to be approximately $1.8 billion as of October 1, 2025, the date of its most recent annual goodwill impairment test. As of that same date, the Company’s market capitalization was approximately $1.0 billion, based on a closing share price of $10.39 and 100,777,759 common shares outstanding.

Management believes that the Company’s share price as of October 1, 2025, was not representative of the implied fair value of the reporting units, as it does not reflect a control premium or certain non-public information available to management at that time. Subsequent to the valuation date, portions of this non-public information became public through earnings releases, analyst coverage, and investor communications, including the announcement of a major contract award in Saudi Arabia after October 1, 2025. Following these disclosures, the Company’s stock price increased materially during the remainder of 2025.

The Company believes that this subsequent market response represents corroborative evidence, rather than hindsight bias, that the estimated fair value appropriately reflected market-participant assumptions as of the impairment testing date. In estimating the applicable control premium, management considered both current and historical industry transactions occurring prior to the valuation date.

In further evaluating the valuation of the Company’s goodwill, management performed sensitivity analysis by adjusting key assumptions used in estimating future cash flows. For the October 1, 2025 impairment test date, the Company’s sensitized analysis incorporated the following adjustments:

●	a 100 basis point reduction in annual revenue growth rates beginning in 2027 and continuing through the end of the explicit forecast period, resulting in a cumulative reduction of approximately 400 basis points by 2030 relative to the base case; management did not sensitize 2026 due to a higher degree of confidence in achieving the base-case forecast;
●	reduced margin assumptions reflecting a 340 to 460 basis point decline relative to the base case over the projection period beginning in 2026; and
●	an increase in the weighted average cost of capital from 14.5% to 16.0%.

Notwithstanding the downward revisions, the sensitized models continued to indicate that the implied fair value of the reporting units exceeded their carrying values. The results of the base-case and sensitized fair value analyses are presented in the table below (in $000,000s):

	Excess (deficit) of Implied Fair Value over (under) Carrying Value
	Production Services	Drilling and Evaluation

Base case	$517	$277
Sensitized case	156	109

Intangible assets

Our intangible assets with finite lives consist of customer contracts, trademarks and trade names primarily acquired in connection with the Business Combinations. The cost of intangible assets with finite lives is amortized over the estimated period of economic benefit, ranging from eight to ten years. Asset lives are adjusted whenever there is a change in the estimated period of economic benefit. No residual value has been assigned to these intangible assets.

Intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. These conditions may include a change in the extent or manner in which the asset is being used or a change in future operations. We assess the recoverability of the carrying amount by preparing estimates of future revenue, margins, and cash flows. In reviewing for impairment, the carrying value of such assets is compared to the estimated undiscounted future cash flows expected from the use of the assets and their eventual disposition. If such cash flows are not sufficient to support the asset’s recorded value, an impairment charge is recognized to reduce the carrying value of the asset to its estimated fair value. The determination of future cash flows as well as the estimated fair value of assets involves significant estimates on the part of management. If there is a material change in economic conditions or other circumstances influencing the estimate of future cash flows or fair value, we could be required to recognize impairment charges in the future. Fair value of these assets may be determined by a variety of methodologies, including discounted cash flow models.

Income taxes

Income tax (expense) / benefit represents the sum of current tax and deferred tax. Interest and penalties relating to income tax are also included in the income tax (expense) / benefit. Income tax is recognized in the statements of operations, except to the extent that it relates to items recognized in other comprehensive income or directly in equity, in which case the related tax is recognized in other comprehensive income or directly in equity. Current tax is based on the taxable profit for the period. Taxable profit differs from net profit as reported in the statements of operations because it is determined in accordance with the rules established by the applicable taxation authorities. It therefore excludes items of income or expense that are taxable or deductible in other periods as well as items that are never taxable or deductible. Our liability for current tax is calculated using tax rates and laws that have been enacted or substantively enacted by the balance sheet date.

Deferred tax is provided, using the liability method, on temporary differences at the balance sheet date between the tax bases of assets and liabilities and their carrying amounts for financial reporting purposes. Deferred tax liabilities are recognized for all taxable temporary differences except:

●	where the deferred tax liability arises on the initial recognition of goodwill;

●	where the deferred tax liability arises on the initial recognition of an asset or liability in a transaction that is not a business combination and, at the time of the transaction, affects neither accounting profit nor taxable profit or loss; and

●	In respect of taxable temporary differences associated with investments in subsidiaries and associates and interests in joint arrangements, where we are able to control the timing of the reversal of the temporary differences and it is probable that the temporary differences will not reverse in the foreseeable future.

Deferred tax assets are recognized for deductible temporary differences, carry-forward of unused tax credits and unused tax losses, to the extent that it is probable that taxable profit will be available against which the deductible temporary differences and the carry-forward of unused tax credits and unused tax losses can be utilized except where the deferred tax asset relating to the deductible temporary difference arises from the initial recognition of an asset or liability in a transaction that is not a business combination and, at the time of the transaction, affects neither accounting profit nor taxable profit or loss. In respect of deductible temporary differences associated with investments in subsidiaries and associates and interests in joint arrangements, deferred tax assets are recognized only to the extent that it is probable that the temporary differences will reverse in the foreseeable future and taxable profit will be available against which the temporary differences can be utilized.

The carrying amount of deferred tax assets is reviewed at each balance sheet date and reduced to the extent that it is no longer probable that sufficient taxable profit will be available to allow all or part of the deferred tax assets to be utilized.

The computation of our income tax (expense) / benefit and liability involves the interpretation of applicable tax laws and regulations in many jurisdictions. The resolution of tax positions taken by us, through negotiations with relevant tax authorities or through litigation, can take several years to complete and in some cases it is difficult to predict the ultimate outcome. Therefore, judgment is required to determine provisions for income taxes. In addition, we have carry-forward tax losses and tax credits in certain taxing jurisdictions that are available to offset against future taxable profit. However, deferred tax assets are recognized only to the extent that it is probable that taxable profit will be available against which the unused tax losses or tax credits can be utilized. Management judgment is exercised in assessing whether this is the case and estimates are required to be made of the amount of future taxable profits that will be available.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

Please refer to Note 3, Summary of Significant Accounting Policies, to the consolidated financial statements included in Item 8, “Financial Statements and Supplementary Data,” of this Annual Report, for a discussion of recent accounting pronouncements and their anticipated impact.

RELATED PARTY TRANSACTIONS

See Note 18, Related Party Transactions, to the consolidated financial statements included in Item 8, “Financial Statements and Supplementary Data,” of this Annual Report.

FORWARD-LOOKING STATEMENTS

This Annual Report contains forward-looking statements (as such term is defined in Section 27A of the Securities Act of 1933, as amended, (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Any and all statements contained in this Annual Report that are not statements of historical fact may be deemed forward-looking statements. Terms such as “may,” “might,” “would,” “should,” “could,” “project,” “estimate,” “predict,” “potential,” “strategy,” “anticipate,” “attempt,” “develop,” “plan,” “help,” “believe,” “continue,” “intend,” “expect,” “future,” and terms of similar import (including the negative of any of these terms) may identify forward-looking statements. However, not all forward-looking statements may contain one or more of these identifying terms. Forward-looking statements in this Annual Report may include, without limitation, the plans and objectives of management for future operations, projections of income or loss, earnings or loss per share, capital expenditures, dividends, capital structure or other financial items, our future financial performance, including any such statement contained in a discussion and analysis of financial condition by management or in the results of operations included pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”), expansion plans and opportunities, completion and integration of acquisitions and the assumptions underlying or relating to any such statement.

The forward-looking statements are not meant to predict or guarantee actual results, performance, events or circumstances and may not be realized because they are based upon our current projections, plans, objectives, beliefs, expectations, estimates and assumptions and are subject to a number of risks and uncertainties and other influences, many of which we have no control over, including the impact of the extent of any material weakness or significant deficiencies in our internal control over financial reporting. Actual results and the timing of certain events and circumstances may differ materially from those described by the forward-looking statements as a result of these risks and uncertainties. Factors that may influence or contribute to the accuracy of the forward-looking statements or cause actual results to differ materially from expected or desired results may include, without limitation:

●	Changing commodity prices, market volatility and other market trends that affect our customers’ demand for our services;

●	Public health crises and other catastrophic events;

●	The level of capital spending by our customers;

●	Political, market, financial and regulatory risks, including those related to the geographic concentration of our operations and customers;

●	Our operations, including maintenance, upgrades and refurbishment of our assets, may require significant capital expenditures, which may or may not be available to us;

●	Operating hazards inherent in our industry and the ability to secure sufficient indemnities and insurance;

●	Our ability to successfully integrate acquisitions;

●	Competition, including capital and technological advances; and

●	Other risks and uncertainties set forth in Item 1A, “Risk Factors,” included in this Annual Report.

Readers are cautioned not to place undue reliance on forward-looking statements because of the risks and uncertainties related to them and to the risk factors. We disclaim any obligation to update the forward-looking statements contained in this Annual Report to reflect any new information or future events or circumstances or otherwise, except as required by law. Readers should read this Annual Report in conjunction with the discussion under Item 1A, “Risk Factors,” included in this Annual Report, our consolidated financial statements and the related notes thereto included in this Annual Report, other documents which we may furnish from time to time with the SEC, and other announcements we may make from time to time.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to certain market risks that are inherent in our financial instruments and arise from changes in interest rates and foreign currency exchange rates. We may enter into derivative financial instrument transactions to manage or reduce market risk, but do not enter into derivative financial instrument transactions for speculative purposes. A discussion of our primary market risk exposure in financial instruments is presented below.

Foreign Currency Risk

We are exposed to foreign currency risks that arise from normal business operations. These risks include transaction gains and losses associated with transactions denominated in currencies other than a location’s functional currency.

Local currency balances in the UAE, Saudi Arabia, Oman, Kuwait and Qatar entities are not considered to represent significant currency risk as the respective currencies in these countries are pegged to either the U.S. dollar or a weighted basket of currencies heavily weighted to the U.S. dollar. Our foreign currency risk arises from the settlement of transactions in currencies other than our functional currency, specifically in the Algerian Dinar, Egyptian Pound, Libyan Dinar, and Iraqi Dinar. However, customer contracts in these countries are largely denominated in U.S. dollars. We do not believe that a 10% increase or decrease in the relative value of the U.S. dollar to other currencies would have a material effect on our operating results or financial condition.

Credit Risk

Credit risk is the risk that one party to a financial instrument may fail to discharge an obligation and cause the other party to incur a financial loss. We are exposed to credit risk on our accounts receivable, unbilled revenue, and other receivables and certain other assets (such as bank balances) as reflected in our Consolidated Balance Sheet, with the maximum exposure equaling the carrying amount of these assets in the Consolidated Balance Sheet. We seek to manage our credit risk with respect to banks by only dealing with reputable banks (our cash and cash equivalents are primarily held with banks and financial institution counterparties that are rated A1 to Baa3, based on Moody’s ratings) and with respect to customers by monitoring outstanding receivables and following up on outstanding balances. Management also considers the factors that may influence the credit risk of its customer base, including the default risk of the industry and the country in which our customers operate. We sell our products to a variety of customers, mainly to NOCs in the MENA region.

We have not experienced any material losses related to non-payment of receivables from individual or groups of customers due to loss of creditworthiness during the years ended December 31, 2025, 2024, and 2023. Management believes that we do not have additional credit risk beyond the amounts already provided for credit losses in our accounts receivable.

Liquidity Risk

Liquidity risk is the risk that we may not be able to meet our financial obligations as they fall due. Our approach to managing liquidity risk is to ensure, as far as possible, that we will always have sufficient liquidity to meet our liabilities when due, under both normal and stressed conditions, without incurring unacceptable costs or liabilities. We maintain cash flow forecasts to monitor our liquidity position.

Accounts payable are normally settled within customary terms for the industry. We believe cash on hand, cash flows from operating activities and the available credit facilities will provide us with sufficient capital resources and liquidity to manage our working capital needs, meet contractual obligations, fund capital expenditures, and support the development of our short-term and long-term operating strategies. See “Risk Factors – We might require additional equity or debt financing to fund operations and/or future acquisitions,” above.

Market Risk

We are exposed to market risks primarily from changes in interest rates on our borrowings.

Since the end of 2021, interest rates have significantly increased as central banks have sought to reduce inflationary pressures. As of December 31, 2025, and December 31, 2021, borrowings under the Term Loan and RCF facilities incurred interest at the rate of 7.13% and 2.96%, respectively, for U.S. dollar denominated borrowings, and interest rates of 7.61% and 3.44%, respectively, for Saudi Arabian Riyal borrowings. Consequently, our interest expense, net, has increased.

We do not use derivatives for trading purposes, to generate income or to engage in speculative activity.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f) and 15d-15(f). Internal control over financial reporting is defined as a process designed by, or under the supervision of, the issuer’s principal executive and principal financial officers, or persons performing similar functions, and effected by the Company’s Board of Directors, management, and other personnel, to provide reasonable assurance regarding reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures which (a) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of assets of the Company, (b) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and the Board of Directors of the Company, and (c) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of assets that could have a material effect on the financial statements. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the Internal Control Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of The Treadway Commission. Based on our evaluation under the Internal Control Integrated Framework (2013), our management concluded that our internal control over financial reporting was effective as of December 31, 2025.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

Other than as described below under “Remediation of Previously Disclosed Material Weaknesses,” there have been no changes in our internal control over financial reporting during the most recently completed fiscal year that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Remediation of Previously Disclosed Material Weaknesses

In connection with the audits of the Company’s financial statements for the years ended December 31, 2024, 2023, and 2022, management and the Company’s independent registered public accounting firm identified a material weakness in the Company’s internal control over financial reporting. Our executive officers failed to set an appropriate tone at the top sufficient to ensure a culture of compliance with the Company’s accounting, finance and internal control policies, including through:

●	Lack of an effective organizational structure to promote effective internal control;
●	Lack of effective communication protocols to ensure timely escalation and resolving of accounting issues; and
●	Insufficient technical accounting resources with an appropriate level of accounting knowledge, experience and training commensurate with our structure and financial reporting requirements to appropriately analyze, record and disclose accounting matters timely and accurately in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”).

During the six months ended June 30, 2025, and the years ended December 31, 2024, and 2023, with the oversight of the Audit Committee of the Board of Directors, the Company executed its remediation plan to address this material weakness. These remedial steps included the following:

●	CEO and members of our broader senior management completed a multi-module training course on corporate governance for public companies facilitated by a third-party law firm, conducted formal training on internal control for management, country leaders, segment directors and function leads, and implemented continuous professional development for all employees in all locations.
●	New independent directors joined our Board of Directors in June 2024 and May 2025, respectively.

●	Changed the Company’s reporting lines for financial reporting on an interim basis including that the Company’s CFO reports directly to the non-employee members of the Board of Directors as to all financial reporting and accounting matters and will continue to do so at least until December 31, 2026.
●	Enhanced policies and procedures to improve our overall control environment and develop proper monitoring controls around timely evaluation and communication of internal control deficiencies to those parties responsible for taking corrective action, including executive officers and the Board of Directors, as appropriate.
●	Appointed an internally promoted Director of Internal Audit in addition to engaging a third party to provide an Internal Audit function on an interim basis until such time as the Company develops a sufficient in-house Internal Audit team.
●	Evaluated the optimal structure for the financial reporting and accounting, technology, and other support functions, considering the decentralized nature of the Company’s operations and the regions in which it operates, and made changes to organizational chart and personnel as required.
●	Completed full redesign the risk control matrix utilized by the Company to implement Internal Control Integrated Framework (2013) and subsequently implemented all revisions during the third calendar quarter of 2024.
●	For controls performed at multiple locations, improved documentation, commonality of controls, and operating effectiveness by introducing standardized templates to capture key aspects of controls with a focus on the accuracy and completeness of reports and/or data used in the performance of controls and the addition of checklists to ensure consistency of procedures.
●	Since 2023, Annual Cash Incentive (Bonus) compensation includes metrics linked to internal controls compliance.
●	Added new employees and consultants to bolster financial reporting, technology, accounting, and other support functions.
●	Conducted formal compliance workshops with country management, service line management, the complete supply chain organization, and function heads, that reemphasized the location of key Company policies, and required certifications that each trainee understood where to find the Company’s policies and understood their content.
●	Engaged in training throughout the finance and accounting organization, including through a three-day Controllers Conference in May 2023, focused on U.S. GAAP and the specific issues that led to the Company’s restatement.

Management has determined that due to the successful implementation of these remedial steps, coupled with testing of these redesigned control activities across our business, the Company has successfully remediated its previously reported material weakness related to tone at the top.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors

National Energy Services Reunited Corp.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of National Energy Services Reunited Corp. (a British Virgin Islands business company) and subsidiaries (the “Company”) as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2025, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025, and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated March 6, 2026, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Uncertain tax positions

As set forth in Note 12 to the consolidated financial statements, the Company’s tax filings are subject to regular audit by the tax authorities. These audits could lead to additional tax assessments that are resolved with the tax authorities or, potentially, through the courts. Tax liabilities are recorded based on management’s estimates of additional taxes that will be due upon the conclusion of these audits.

We identified the evaluation of the Company’s uncertain tax position as a critical audit matter due to the significant judgment applied by management in determining these liabilities including a high degree of estimation uncertainty due to the uncertain and complex application of tax regulations, which in turn led to a high degree of auditor judgment, subjectivity, and effort in performing procedures to evaluate management’s estimates.

Our audit procedures related to the uncertain tax positions included the following, among others (i) evaluating management’s process for determining the estimated liabilities for uncertain tax positions, (ii) evaluating the completeness and reasonableness of uncertain tax positions recorded in the consolidated financial statements, and (iii) evaluating positions taken as per the tax assessment issued by relevant tax authorities as of date.

Professionals with specialized skill and knowledge were used to assist in evaluating the reasonableness of assumptions used by management, including management’s assessment of whether tax positions are more-likely-than-not of being sustained.

/s/ Grant Thornton Audit and Accounting Limited (Dubai Branch)

We have served as the Company’s auditor since 2023.

Dubai, United Arab Emirates

March 6, 2026

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors

National Energy Services Reunited Corp.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of National Energy Services Reunited Corp. (a British Virgin Islands business company) and subsidiaries (the “Company”) as of December 31, 2025, based on criteria established in the Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company as of December 31, 2025, and 2024, the related consolidated statements of operations, comprehensive income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2025, and the related notes (collectively referred to as the “consolidated financial statements”) and our report dated March 6, 2026, expressed an unqualified opinion on those consolidated financial statements.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying management’s annual report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Grant Thornton Audit and Accounting Limited (Dubai Branch)

Dubai, United Arab Emirates

March 6, 2026

NATIONAL ENERGY SERVICES REUNITED CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In US$ thousands, except share data)

	December 31, 2025	December 31, 2024

Assets
Current assets
Cash and cash equivalents	$124,797	$107,956
Accounts receivable, net (Note 5)	178,020	137,265
Unbilled revenue	121,186	111,734
Service inventories (Note 6)	94,834	96,772
Prepaid assets	13,237	10,146
Retention withholdings	33,125	31,072
Other receivables	54,511	38,476
Other current assets	10,664	7,095
Total current assets	630,374	540,516
Non-current assets
Property, plant and equipment, net (Note 7)	465,454	438,146
Intangible assets, net (Note 8)	47,086	65,696
Goodwill (Note 8)	645,095	645,095
Operating lease right-of-use assets (Note 9)	20,300	26,042
Other assets	43,210	58,183
Total assets	$1,851,519	$1,773,678

Liabilities and equity
Liabilities
Accounts payable and accrued expenses	421,064	305,308
Current installments of long-term debt (Note 10)	64,500	68,735
Short-term borrowings (Note 10)	54,250	59,720
Income taxes payable (Note 12)	25,092	7,728
Other taxes payable	12,351	27,482
Operating lease liabilities (Note 9)	2,948	5,449
Other current liabilities	24,715	29,090
Total current liabilities	604,920	503,512

Long-term debt (Note 10)	191,378	254,387
Deferred tax liabilities (Note 12)	1,691	5,632
Employee benefit liabilities (Note 11)	36,321	31,806
Non-current operating lease liabilities (Note 9)	18,447	20,843
Other liabilities	30,846	49,266
Total liabilities	883,603	865,446

Commitments and contingencies (Note 13)

Equity
Preferred shares, no par value; unlimited shares authorized; none issued and outstanding at December 31, 2025, and 2024, respectively (Note 15)	-	-
Common stock and additional paid in capital, no par value; unlimited shares authorized; 100,787,173 and 96,045,856 shares issued and outstanding at December 31, 2025, and 2024, respectively (Note 15)	902,845	894,293
Retained income	65,002	13,870
Accumulated other comprehensive income	69	69
Total equity	967,916	908,232
Total liabilities and equity	$1,851,519	$1,773,678

The accompanying notes are an integral part of the consolidated financial statements.

NATIONAL ENERGY SERVICES REUNITED CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In US$ thousands, except share data and per share amounts)

	Year ended
Description	December 31, 2025	December 31, 2024	December 31, 2023

Revenues	$1,324,047	$1,301,704	$1,145,915
Cost of services	(1,159,317)	(1,093,031)	(997,265)
Gross profit	164,730	208,673	148,650
Selling, general and administrative expenses (excluding Amortization)	(47,636)	(52,195)	(49,173)
Amortization	(18,774)	(18,774)	(18,774)
Operating income	98,320	137,704	80,703
Interest expense, net	(32,513)	(39,881)	(45,826)
Other (expense) / income, net	(5,409)	(2,325)	(5,031)
Income before income tax	60,398	95,498	29,846
Income tax expense	(9,266)	(19,188)	(17,266)
Net income	$51,132	$76,310	$12,580

Weighted average shares outstanding (Note 16):
Basic	98,444,582	95,472,527	94,748,324
Diluted	99,105,484	95,735,924	94,748,324

Net earnings per share (Note 16):
Basic	$0.52	$0.80	$0.13
Diluted	$0.52	$0.80	$0.13

The accompanying notes are an integral part of the consolidated financial statements.

NATIONAL ENERGY SERVICES REUNITED CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In US$ thousands)

	Year ended
Description	December 31, 2025	December 31, 2024	December 31, 2023

Net income	$51,132	$76,310	$12,580
Other comprehensive income, net of tax
Foreign currency translation adjustments	-	-	-
Total Comprehensive Income, net of tax	$51,132	$76,310	$12,580

NATIONAL ENERGY SERVICES REUNITED CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS SHAREHOLDERS’ EQUITY

(In US$ thousands, except share data)

		Common Stock
		and Additional	Accumulated Other
	Ordinary	Paid-in	Comprehensive	Retained	Total
Description	Shares	Capital	Income	Income	Equity

Balance at December 31, 2024	96,045,856	$894,293	$69	$13,870	$908,232
Share-based compensation expense	-	8,321	-	-	8,321
Issuance of equity-classified restricted share units	1,097,745	-	-	-	-
Settlement of liability-classified share-based compensation	100,001	1,489	-	-	1,489
Warrant exchange and associated transaction costs (Note 15)	3,543,571	(1,258)	-	-	(1,258)
Net income	-	-	-	51,132	51,132
Balance at December 31, 2025	100,787,173	$902,845	$69	$65,002	$967,916

		Common Stock
		and Additional	Accumulated Other	Retained
	Ordinary	Paid in	Comprehensive	Income /	Total
Description	Shares	Capital	Income	(Deficit)	Equity

Balance at December 31, 2023	94,996,397	$883,865	$69	$(62,440)	$821,494
Share-based compensation expense	-	6,032	-	-	6,032
Issuance of equity-classified restricted share units	533,145	(163)	-	-	(163)
Settlement of liability-classified share-based compensation	598,645	5,383	-	-	5,383
Other	(82,331)	(824)	-	-	(824)
Net income	-	-	-	76,310	76,310
Balance at December 31, 2024	96,045,856	$894,293	$69	$13,870	$908,232

		Common Stock
		and Additional	Accumulated Other
	Ordinary	Paid in	Comprehensive	Retained	Total
Description	Shares	Capital	Income	(Deficit)	Equity

Balance at December 31, 2022	94,012,752	$877,299	$69	$(75,020)	$802,348
Share-based compensation expense	-	6,763	-	-	6,763
Issuance of equity-classified restricted share units	983,645	(197)	-	-	(197)
Other	-	-	-	-	-
Net income	-	-	-	12,580	12,580
Balance at December 31, 2023	94,996,397	$883,865	$69	$(62,440)	$821,494

NATIONAL ENERGY SERVICES REUNITED CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In US$ thousands)

	Year ended
	December 31, 2025	December 31, 2024	December 31, 2023

Cash flows from operating activities:
Net income	$51,132	$76,310	$12,580
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	141,729	142,784	142,230
Share-based compensation expense	8,321	6,032	6,763
(Gain) loss on disposal of assets	(3,568)	467	487
Non-cash interest expense (income)	1,024	(1,171)	1,549
Deferred tax (benefit)	(5,198)	(2,719)	(3,753)
Allowance for doubtful receivables and unbilled revenue	8,727	8,844	410
Charges on obsolete service inventories	1,513	2,294	137
Impairments and other charges	9,568	5,324	7,917
Other operating activities, net	2,744	327	933
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(49,482)	25,159	(22,971)
(Increase) decrease in unbilled revenue	(9,452)	(15,737)	14,189
(Increase) decrease in retention withholdings	(2,053)	17,347	(14,151)
(Increase) decrease in inventories	425	(633)	11,951)
(Increase) decrease in prepaid assets	(3,091)	(909)	(8,901)
(Increase) decrease in other current assets	(1,653)	4,967	2,817
(Increase) decrease in other long-term assets and liabilities	(1,579)	(6,959)	16,259
Increase (decrease) in accounts payable and accrued expenses	116,160	(38,517)	(3,365)
Increase (decrease) in other current liabilities	(1,025)	6,119	11,878
Net cash provided by operating activities	264,242	229,329	176,959

Cash flows from investing activities:
Capital expenditures	(143,454)	(105,105)	(68,190)
IPM investments (Note 3)	-	-	(16,031)
Proceeds from disposal of assets	4,905	3,058	1,758
Other investing activities	(13,689)	(9,087)	(1,000)
Net cash used in investing activities	(152,238)	(111,134)	(83,463)

Cash flows from financing activities:
Proceeds from long-term debt	-	4,063	11,300
Repayments of long-term debt	(68,735)	(85,806)	(54,763)
Proceeds from short-term borrowings	98,578	83,434	94,506
Repayments of short-term borrowings	(104,197)	(72,614)	(137,402)
Payments on capital leases	(3,905)	(3,193)	(2,403)
Payments on seller-provided financing for capital expenditures	(7,408)	(3,781)	(15,569)
Other financing activities, net	(1,597)	(163)	(197)
Net cash used in financing activities	(87,264)	(78,060)	(104,528)

Effect of exchange rate changes on cash	-	-	-
Net increase (decrease) in cash, cash equivalents, and restricted cash	24,740	40,135	(11,032)
Cash and cash equivalents, beginning of period	107,956	67,821	78,853
Cash, cash equivalents, and restricted cash, end of period (Note 3)	$132,696	$107,956	$67,821

Supplemental disclosure of cash flow information (also refer Note 3):
Interest paid	28,481	38,306	33,914

The accompanying notes are an integral part of the consolidated financial statements.

NATIONAL ENERGY SERVICES REUNITED CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. DESCRIPTION OF BUSINESS

National Energy Services Reunited Corp. (“NESR,” the “Company,” “we,” “our,” “us” or similar terms) is a British Virgin Islands (“BVI”) business company headquartered in Houston, Texas. The Company is a regional provider of products and services to the oil and natural gas industry primarily in the Middle East and North Africa (“MENA”) region.

Formed in January 2017, NESR started as a special purpose acquisition company (“SPAC”) designed to invest in the oilfield services space globally. NESR filed a registration statement for its initial public offering in May 2017. In November 2017, NESR announced the acquisition of two oilfield services companies in the MENA region. On June 6, 2018, NESR acquired all of the issued and outstanding equity interests of NPS Holdings Limited (“NPS”) and Gulf Energy S.A.O.C. (“GES” and, together with NPS, the “Subsidiaries”) (collectively, the “NPS/GES Business Combination”). On June 1, 2020, and May 5, 2021, respectively, NESR further expanded its footprint within the MENA region when its NPS subsidiary acquired Sahara Petroleum Services Company S.A.E. (“SAPESCO”) and specific oilfield service lines of Action Energy Company W.L.L. (“Action”) (collectively with the NPS/GES Business Combination, the “Business Combinations”). On July 1, 2022, NESR acquired a minority stake in W. D. Von Gonten Engineering LLC (“WDVGE” or the “WDVGE Investment”) a premier Reservoir Characterization and Geological & Geophysical (“G&G”) laboratory and consulting business formed from the merger of W. D. Von Gonten Laboratories LLC and W. D. Von Gonten & Co. Petroleum Engineering Consulting.

NESR’s business consists primarily of upstream and midstream oilfield services with oil and natural gas companies as customers. NESR’s revenues are primarily derived by providing production services (“Production Services”) such as hydraulic fracturing, coiled tubing, stimulation and pumping, cementing, nitrogen services, filtration services, pipelines and industrial services, production assurance, artificial lift services, completions and integrated production management. NESR also provides drilling and evaluation services (“Drilling and Evaluation Services”) such as rigs and integrated services, fishing and downhole tools, thru-tubing intervention, tubular running services, directional drilling, drilling and completion fluids, pressure control, well testing services, wireline logging services, and slickline services. NESR has significant operations throughout the MENA region including Saudi Arabia, Oman, Kuwait, United Arab Emirates (“UAE”), Iraq, Algeria, Egypt and Libya.

2. BASIS OF PRESENTATION

The accompanying consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). All amounts are shown in U.S. dollars, except as noted.

Use of estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. The Company’s significant estimates include the allowance for credit losses, evaluation for impairment of property, plant and equipment, evaluation for impairment of goodwill and intangible assets, evaluation for impairment of investments recorded at cost and equity method investments (and as required, fair valuation thereof), estimated useful lives of property, plant, and equipment and intangible assets, provision for inventories obsolescence, unrecognized tax benefits, recoverability of deferred tax assets, contingencies, and actuarial assumptions in employee benefit plans.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the consolidated financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from the estimates.

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Consolidation

The Company consolidates entities in which the Company has a majority voting interest and entities that meet the criteria for variable interest entities for which the Company is deemed to be the primary beneficiary for accounting purposes. The Company eliminates intercompany transactions and accounts in consolidation.

Functional and presentation currency

These consolidated financial statements are presented in U.S. Dollars (“USD”), which is the functional and reporting currency of the Company. The majority of the Company’s sales are denominated in USD. Each subsidiary of NESR determines its own functional currency and items included in the financial statements of each subsidiary are measured using that functional currency. All financial information presented in USD is rounded to the nearest thousand, unless otherwise indicated.

Transactions in foreign currencies are translated to the respective functional currency of the Company’s subsidiaries at exchange rates at the dates of the transactions. Monetary assets and liabilities denominated in foreign currencies are translated to the functional currency at the exchange rate as of the reporting date. Non-monetary assets and liabilities that are measured at fair value in a foreign currency are translated to the functional currency at the exchange rate when the fair value was determined. Foreign currency differences are generally recognized in profit or loss. Non-monetary items that are measured based on historical cost in a foreign currency are not translated.

Revenue recognition

The Company recognizes revenue from contracts with customers upon transfer of control of promised services to customers at an amount that reflects the consideration it expects to receive in exchange of services. The Company typically receives “callouts” from its customers for specific services at specific customer locations, typically initiated by the receipt of a purchase/service order or similar document from the customer. Customer callouts request that the Company provide a “suite of services” to fulfill the service order, encompassing personnel, use of Company equipment, and supplies required to perform the work. Rates for these services are defined in the Company’s contracts with customers. The term between invoicing and when the payment is due is typically 30-60 days.

Revenue is recognized for each performance obligation when the customer obtains control of the service the Company is providing. For most services, control is obtained over time as (1) the customer simultaneously receives and consumes the benefits provided by the Company’s performance as Company employees perform and (2) the Company’s performance creates or enhances an asset that the customer controls. Revenue is recorded based on daily drilling logs, recognized at the standalone selling price of the services provided as reduced proportionately for management’s estimate of volume or early pay discount where applicable. Upon initial recording, revenue is presented as unbilled revenue on the Company’s Consolidated Balance Sheet and subsequently reclassified to Accounts receivable when the final invoice is presented to the customer or accepted in the customer’s electronic invoice processing portal, as applicable. Amounts collected on behalf of third parties in conjunction with revenue, such as taxes, are generally presented gross as the Company is typically the principal in each taxing jurisdiction.

Cash, cash equivalents, and restricted cash

The Company considers all unrestricted, short-term investments with an original maturity of three months or less when purchased to be cash equivalents. Restricted cash primarily represents cash deposits pledged as collateral for cash margin guarantees, letters of credit, and other contractual obligations. Restricted cash expected to be released within twelve months is classified within Other current assets, with amounts not expected to be released within twelve months classified within Other assets on the Consolidated Balance Sheets.

Transfers between cash and restricted cash are reflected as non-cash changes within the Consolidated Statements of Cash Flows and therefore do not impact net cash provided by or used in operating, investing, or financing activities.

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the Consolidated Balance Sheets to the amounts shown in the Consolidated Statements of Cash Flows:

	As of
	December 31, 2025	December 31, 2024	December 31, 2023

Cash and cash equivalents	$124,797	$107,956	$67,821
Restricted cash – current	6,260	-	-
Restricted cash – non-current	1,639	-	-
Cash, cash equivalents, and restricted cash	$132,696	$107,956	$67,821

Supplemental cash flow information

Non-cash transactions were as follows during the year ended December 31, 2025:

●	Purchases of property, plant, and equipment in Accounts payable of $37.8 million are not included under “Capital expenditures” within the Consolidated Statement of Cash Flows.
●

Purchases of property, plant, and equipment using seller-provided installment financing of $2.1 million in Accounts payable are not included under “Payments on seller-provided financing for capital expenditures” within the Consolidated Statement of Cash Flows.

Non-cash transactions were as follows during the year ended December 31, 2024:

●	Purchases of property, plant, and equipment in Accounts payable of $36.3 million are not included under “Capital expenditures” within the Consolidated Statement of Cash Flows.
●	Purchases of property, plant, and equipment using seller-provided installment financing of $1.3 million in Accounts payable are not included under “Payments on seller-provided financing for capital expenditures” within the Consolidated Statement of Cash Flows.

Non-cash transactions were as follows during the year ended December 31, 2023:

●	Purchases of property, plant, and equipment in Accounts payable of $17.6 million are not included under “Capital expenditures” within the Consolidated Statement of Cash Flows.
●	Purchases of property, plant, and equipment using seller-provided installment financing of $5.5 million in Accounts payable are not included under “Payments on seller-provided financing for capital expenditures” within the Consolidated Statement of Cash Flows.

Concentration of credit risk

The Company’s assets that are exposed to concentrations of credit risk consist primarily of cash, accounts receivable from customers, unbilled revenue from customers, and retention withholdings. The Company places its cash with financial institutions and limits the amount of credit exposure with any one of them. The Company regularly evaluates the creditworthiness of the issuers in which it invests. The Company minimizes this credit risk by entering into transactions with high-quality counterparties, limiting the exposure to each counterparty and monitoring the financial condition of its counterparties.

Unbilled revenue, accounts receivable and allowance for credit losses

Trade accounts receivable are recorded at the invoiced amount. Accounts receivable are reclassified from unbilled revenue when presented to the customer or accepted in the customer’s electronic invoice processing portal, if applicable. No interest is charged on past-due balances.

The Company estimates expected credit losses using a loss-rate model that incorporates the Company’s historical collection experience, current customer creditworthiness, and forward-looking information, including market and macroeconomic factors relevant to the oilfield services industry, such as oil price trends and economic conditions. Receivables are pooled based on shared risk characteristics, such as geography or customer type, and loss rates are adjusted for current and expected conditions. Balances are written off when collection efforts are exhausted and recovery is not expected. Recoveries of previously written-off amounts are recognized as a reduction to bad debt expense when received.

The Company’s customers primarily include national and international oil companies, and large energy producers, which generally present a low risk of nonpayment; however, the Company continuously monitors credit exposure and updates its estimates each reporting period.

Service inventories

The Company’s service inventory consists of spare parts and chemicals support ongoing operations which are held for the purpose of service contracts and are measured at the lower of cost or net realizable value. The cost is based on the weighted average cost principle and includes expenditures incurred in acquiring the service inventories. Net realizable value is the estimated selling price less estimated costs of completion and selling expenses incurred in the ordinary course of business.

The Company determines charges for obsolete service inventory based on historical usage of inventory on-hand, assumptions about future demand and market conditions and estimates about potential alternative uses, which are limited.

Property, plant and equipment

Property, plant and equipment, inclusive of equipment under capital lease, is stated at cost less accumulated depreciation. The cost of ordinary maintenance and repair is charged to operating expense, while replacement of critical components and major improvements that extend the life of the related asset are capitalized. Capital work in progress mainly represents costs incurred on drilling rigs and equipment that are in transit at the reporting date. No depreciation is charged to capital work in progress. Depreciation of property, plant and equipment is calculated using the straight-line method over the asset’s estimated useful life as follows:

Buildings and leasehold improvements	5 to 25 years or the estimated lease period, whichever is shorter
Drilling rigs, plant and equipment	1 to 15 years
Office equipment (furniture and fixtures) and tools	3 to 10 years
Vehicles and cranes	5 to 10 years

Equipment held under capital leases are generally amortized on a straight-line basis over the shorter of the estimated useful life of the underlying asset and the term of the lease.

Property, plant and equipment is reviewed for impairment on an annual basis or whenever events or changes in circumstances indicate the carrying value of an asset or asset group may not be recoverable. Events or circumstances that may indicate include, but are not limited to, matters such as a significant decline in market value or a significant change in business climate (“triggering events”). An impairment loss is recognized when the carrying value of an asset exceeds the estimated undiscounted future cash flows from the use of the asset and its eventual disposition.

The amount of impairment loss recognized is the excess of the asset’s carrying value over its fair value. In determining the fair market value of the assets, the Company considers market trends and recent transactions involving sales of similar assets, or when not available, discounted cash flow analysis. The Company has not recorded any impairment charges of property, plant and equipment in the accompanying Consolidated Statements of Operations for any of the periods presented.

Assets to be disposed of are reported at the lower of the carrying value or the fair value less cost to sell. Upon sale or other disposition of an asset, the Company recognizes a gain or loss on disposal measured as the difference between the net carrying value of the asset and the net proceeds received.

Production Management Assets

The Company’s Integrated Production Management (“IPM”) projects are focused on developing and managing production on behalf of the Company’s customers under long-term agreements. Under these arrangements, the Company contributes its own services and products and, in certain cases, cash, toward the customer’s field development activities and operations. Although in certain arrangements the Company is paid for a portion of the services or products it provides, generally the Company will not be paid at the time of providing its services or upon delivery of its products. Instead, the Company is compensated based on cash flow generated by cash from the customer’s wells. Revenues from IPM arrangements, which is recognized as the related production is achieved, represented less than 1%, 1%, and 1% of the Company’s Revenues in 2025, 2024 and 2023, respectively.

The Company capitalizes its cash investments in a project as well as the direct costs associated with providing services or products for which the Company will be compensated when the related production is achieved. These capitalized investments are amortized to the Consolidated Statements of Operations as the related production is achieved based on the units of production method, whereby each unit produced is assigned a pro-rata portion of the unamortized costs based on estimated total production, resulting in a matching of revenue with the applicable costs. Amortization expense relating to these capitalized investments was $4.8 million, $10.3 million and $13.7 million in 2025, 2024 and 2023, respectively.

The unamortized portion of the Company’s investments in IPM projects was $0.0 (zero) million and $6.5 million at December 31, 2025, and 2024, respectively. These amounts are included within ‘Other assets’ in the Company’s Consolidated Balance Sheets.

At December 31, 2025, and 2024, and at interim reporting dates within those years, the Company assessed whether the unamortized costs associated with these investments exceed the present value of future cash flows from the projects, and recorded impairment charges of $1.5 million and $1.6 million during the years ended December 31, 2025, and 2024, respectively.

Goodwill

Goodwill is the excess cost of an acquired entity over the amounts assigned to assets acquired and liabilities assumed in a business combination.

Goodwill is evaluated for impairment on an annual basis on October 1st, or more frequently if circumstances require. The Company performs a qualitative assessment to determine whether it is more-likely-than-not that the fair value of the applicable reporting unit is less than its carrying amount. If the Company determines, as a result of its qualitative assessment, that it is not more-likely-than-not that the fair value of the applicable reporting unit is less than its carrying amount, no further testing is required. If the Company determines, as a result of its qualitative assessment, that it is more-likely-than-not that the fair value of the applicable reporting unit is less than its carrying amount, a goodwill impairment assessment is performed using a two-step, fair-value based test. Under the first step, goodwill is reviewed for impairment by comparing the carrying value of the reporting unit’s net assets (including allocated goodwill) to the fair value of the reporting unit. The fair value of the reporting units is determined using a discounted cash flow approach. Determining the fair value of a reporting unit requires judgment and the use of significant estimates and assumptions. Such estimates and assumptions include revenue growth rates, discount rates, operating margins, weighted average costs of capital, market share and future market conditions, among others. If the reporting unit’s carrying value is greater than its fair value, a second step is performed whereby the implied fair value of goodwill is estimated by allocating the fair value of the reporting unit in a hypothetical purchase price allocation analysis. If the amount of goodwill resulting from this hypothetical purchase price allocation is less than the carrying value of the reporting unit’s goodwill, the recorded carrying value of goodwill is written down to the implied fair value. The Company performed quantitative assessments for both of its reporting units as of October 1, 2025, October 1, 2024, and October 1, 2023, and has not recorded any impairment charge for goodwill in the accompanying Consolidated Statements of Operations for any of the periods presented.

Intangible assets

Intangible assets were identified that met either the separability criterion or the contractual-legal criterion described in ASC 805. The Company’s intangible assets with finite lives consist of customer contracts, trademarks and trade names. The cost of intangible assets with finite lives is amortized over the estimated period of economic benefit on a straight-line basis, ranging from eight to ten years. Asset lives are adjusted whenever there is a change in the estimated period of economic benefit. No residual value has been assigned to these intangible assets.

Intangible assets with finite lives are tested for impairment whenever events or changes in circumstances indicate the carrying value may not be recoverable. These conditions may include a change in the extent or manner in which the asset is being used or a change in future operations. The Company assesses the recoverability of the carrying amount by preparing estimates of future revenue, margins and cash flows. If the sum of expected future cash flows (undiscounted) is less than the carrying amount, an impairment loss is recognized. The impairment loss recognized is the amount by which the carrying amount exceeds the fair value. Fair value of these assets may be determined by a variety of methodologies, including discounted cash flow models.

Investments in Equity Instruments

Investments in equity instruments (of entities in which the Company do not have either a controlling financial interest or significant influence, most often because the Company holds a voting interest of 0% to 20%) are recorded at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for identical or similar equity securities of the same issuer. These changes are recorded in Other income / (expense), net in the Consolidated Statements of Operations.

Equity method investments are equity holdings in entities in which the Company do not have a controlling financial interest, but over which the Company has significant influence, most often because the Company holds a voting interest of 20% to 50%. The results of our equity method investments are presented in the Consolidated Statements of Operations within Other income(expense) net. Investments in, and advances to, equity method investments are presented on a one-line basis in the caption Other assets in our Consolidated Balance Sheets.

Leasing

The Company evaluates contracts and similar arrangements under ASU 2016-02, Leases, with amendments in 2018, 2019, and 2020 (collectively, “ASC 842”) to determine whether they contain a lease. ASC 842 requires balance sheet recognition of both finance and operating leases with lease terms longer than one year. For all leases with a term of 12 months or less, we recognize lease expense for these short-term leases on a straight-line basis over the lease term.

The Company determines if an arrangement contains a lease at inception. The Company has operating leases that primarily consist of land and buildings. The Company also has finance leases for its equipment. Right-of-use (“ROU”) assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Operating lease ROU assets and operating lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at commencement date. We also have some lease agreements with lease and non-lease components, for which we have elected to apply the practical expedient to not separate lease and non-lease components. The lease term is determined to be the non-cancelable period including any lessee renewal options considered to be reasonably certain of exercise. Because the rate implicit in our leases is generally not readily determinable, we use our incremental borrowing rate, reflecting the rate we would pay to borrow on a collateralized basis over a similar term and in a similar economic environment, to discount lease payments under ASC 842. Lease expense for fixed lease payments on operating leases is recognized over the expected term on a straight-line basis, while interest expense for fixed lease payments on finance leases is recognized using the effective interest method.

Employee benefits

The Company provides defined benefit plan of severance pay to the eligible employees. The severance pay plan provides for a lump sum payment to employees on separation (retirement, resignation, death while in employment or on termination of employment) of an amount based upon the employees last drawn salary and length of service, subject to the completion of minimum service period (1-2 years) and taking into account the provisions of local applicable law or as per applicable employee contracts. The Company records annual amounts relating to these long-term employee benefits based on calculations that incorporate various actuarial and other assumptions, including discount rates, mortality, assumed rates of return, compensation increases and turnover rates. The Company reviews its assumptions on an annual basis and makes modifications to the assumptions based on current rates and trends when it is appropriate to do so. The effect of modifications to those assumptions is recorded in the statement of income. The Company believes that the assumptions utilized in recording its obligations under its plans are reasonable based on its experience and market conditions. The net periodic costs are recognized as employees render the services necessary to earn these benefits. Contributions to a defined contribution retirement plan and occupational hazard insurance for Omani employees in accordance with the Omani Social Insurances Law are recognized as an expense as incurred.

Income taxes

The Company applies an asset and liability approach to financial accounting and reporting for income taxes. Deferred tax assets and liabilities are computed for differences between the financial statement carrying amount and the tax basis of assets and liabilities that will result in future deductible or taxable amounts and for carryforwards, based on enacted tax laws and rates applicable to the periods in which the deductible or taxable temporary differences are expected to affect taxable income. Valuation allowances are established to reduce deferred tax assets to the amount that is more likely than not to be realized.

The Company applies a recognition threshold and measurement attribute for evaluating tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position, based solely on the technical merits, must be more-likely-than-not to be sustained upon examination by taxing authorities. Recognized tax positions are measured as the largest amount of tax benefit that is greater than 50 percent likely of being realized upon settlement. The Subsidiaries operate in multiple tax jurisdictions in the Middle East, North Africa and Asia. The Company has provided for income taxes based on enacted tax laws and tax rates in effect in the countries where the Company operates and earns income. The income taxes in these jurisdictions vary substantially. The Company engages in transactions in which the income tax consequences may be subject to uncertainty and examination by the varying taxing authorities. Significant judgment is required by the Company’s management in assessing and estimating the income tax consequences of these transactions. While the Company prepares tax returns based on interpretations of tax laws and regulations, in the normal course of business, the income tax returns may be subject to examination by the various taxing authorities. Such examinations may result in future assessments of additional income tax, interest and penalties. NESR classifies interest and penalties relating to an underpayment of income taxes within income tax (expense) / benefit in the Consolidated Statements of Operations. Considerable judgment is involved in determining which tax positions are more likely than not to be sustained.

Commitments and contingencies

The Company accrues for costs relating to litigation claims and other contingent matters, including liquidated damage liabilities, when such liabilities become probable and reasonably estimable. In circumstances where the most likely outcome of a contingency can be reasonably estimated, the Company accrues a liability for that amount. Where the most likely outcome cannot be estimated, a range of potential losses is established and if no one amount in that range is more likely than others, the low end of the range is accrued. Such estimates may be based on advice from third parties or on management’s judgment, as appropriate. Revisions to contingent liabilities are reflected in income in the period in which different facts or information become known or circumstances change that affect the Company’s previous judgments with respect to the likelihood or amount of loss. Amounts paid upon the ultimate resolution of contingent liabilities may be materially different from previous estimates and could require adjustments to the estimated reserves to be recognized in the period such new information becomes known.

Stock-based compensation arrangements

The Company provides stock-based compensation in the form of restricted stock awards to members of its Board of Directors and employees. Awards are issued pursuant to the terms of the Company’s Amended and Restated 2018 Long Term Incentive Plan (the “Amended LTIP”) and valued at their grant date fair value. Grants to members of the Company’s Board of Directors are time-based and vest ratably over a 1-year period. Grants to Company employees are time-based and with limited exceptions, vest ratably over a 3-year period.

Net income per ordinary share

Basic income per ordinary share is computed by dividing basic net income/ (loss) by the weighted-average number of ordinary shares outstanding. Diluted income per ordinary share was computed by dividing diluted net income by the weighted-average number of ordinary shares outstanding plus dilutive potential ordinary shares, if any. Dilutive potential ordinary shares include restricted stock awards, and/or other contracts to issue ordinary stock and are determined by applying the treasury stock method, reverse treasury stock method, if-converted method or contingently issuable share method, as applicable, if dilutive.

Derivative financial instruments

The Company evaluates all of its financial instruments to determine if such instruments are derivatives or contain features that qualify as an embedded derivative. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported as other income (expense).

Fair value of financial instruments

The Company’s financial instruments consist of cash and cash equivalents, accounts receivable, unbilled revenue, accounts payable, leases, contingent consideration assumed in the Action transaction, and loans and borrowings. The fair value of the Company’s financial instruments under ASC Topic 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the accompanying Consolidated Balance Sheet, primarily due to their short-term nature or market-index features, as applicable.

Fair value is estimated by applying the following hierarchy, which prioritizes the inputs used to measure fair value into three levels and bases the categorization within the hierarchy upon the lowest level of input that is available and significant to the fair value measurement:

●	Level 1 - Quoted prices in active markets for identical assets or liabilities.

●	Level 2 - Observable inputs other than quoted prices in active markets for identical assets and liabilities, quoted prices for identical or similar assets or liabilities in inactive markets, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

●	Level 3 - Inputs that are generally unobservable and typically reflect management’s estimate of assumptions that market participants would use in pricing the asset or liability.

Segment information

An operating segment is defined as a component of an enterprise that engages in business activities from which it may earn revenues and incur expenses and about which separate financial information is regularly evaluated by the Company’s chief operating decision maker (“CODM”) in deciding how to allocate resources. Similar operating segments can be aggregated into a single operating segment if the businesses are similar. Management has determined that the Company has two operating segments and two reportable segments (Note 19), which reflects the manner in which the CODM operates the Company. The Company’s CODM is its Chief Executive Officer.

Recently issued accounting standards adopted

On December 31, 2025, the Company adopted Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”). As NESR is a holding company incorporated in the BVI, which imposes a zero percent statutory corporate income tax rate on income generated outside of the BVI, ASC 2023-09 did not have a material impact on the Company’s consolidated financial position or results of operations but resulted in expanded disclosures in the notes to the consolidated financial statements (Note 12).

Recently issued accounting standards not yet adopted

On November 4, 2024, the FASB issued ASU No. 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation Of Income Statement Expenses, which requires disaggregated disclosure of income statement expenses for public business entities (“PBEs”). The ASU does not change the expense captions an entity presents on the face of the income statement; rather, it requires disaggregation of certain expense captions into specified categories in disclosures within the footnotes to the financial statements. ASU 2024-03 is effective for all PBEs for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted. The Company is currently reviewing the impact of the adoption on the consolidated financial statements.

All new accounting pronouncements that have been issued but not yet effective are currently being evaluated and, at this time, are not expected to have a material impact on our financial position or results of operations.

4. REVENUE

Disaggregation of revenue

There is significant homogeneity among the Company’s revenue-generating activities. Across all service lines, the Company provides an integrated “suite of services” to fulfill customer purchase or service orders, which generally includes the provision of personnel, use of Company-owned equipment, and necessary materials and supplies to perform the services.

Approximately 99% of the Company’s revenue is generated from operations within the MENA region, with the majority derived from governmental customers, primarily in Saudi Arabia and Oman.

Information regularly reviewed by the Chief Operating Decision Maker (“CODM”) for purposes of evaluating financial performance and allocating resources is based on the timing of when services are performed during the well lifecycle. Accordingly, the Company has identified two reportable segments: Production Services, which include services performed during the completion and production stages of a well’s lifecycle; and Drilling and Evaluation Services, which include services performed during the well construction stage of a well’s lifecycle.

Based on these considerations, the following table provides disaggregated revenue data by the phase in a well’s lifecycle during which revenue has been recorded (in US$ thousands):

	Year ended
Description	December 31, 2025	December 31, 2024	December 31, 2023

Revenue by Phase in Well’s Lifecycle:
Production Services	$815,999	$878,076	$785,642
Drilling and Evaluation Services	508,048	423,628	360,273
Total revenue by phase in well’s life cycle	$1,324,047	$1,301,704	$1,145,915

5. ACCOUNTS RECEIVABLE

The following table summarizes the accounts receivable of the Company as of the period end dates set forth below (in US$ thousands):

	December 31, 2025	December 31, 2024	December 31, 2023
Trade receivables	$191,792	$152,471	$180,989
Less: allowance for credit losses	(13,772)	(15,206)	(9,720)
Total	$178,020	$137,265	$171,269

Trade receivables relate to the sale of services, for which credit is extended based on the Company’s evaluation of the customer’s creditworthiness. The movement in the allowance for credit losses is as follows (in US$ thousands):

	Year ended
	December 31, 2025	December 31, 2024	December 31, 2023

Allowance for credit losses at beginning of period	$(15,206)	$(9,720)	$(12,664)
(Increase) decrease to allowance for the period	2,329	(8,844)	410
Write-off of credit losses	1,365	3,358	2,534
Reclassifications	(2,260)	-	-
Allowance for credit losses at end of period	$(13,772)	$(15,206)	$(9,720)

During the year ended December 31, 2025, the Company recognized allowance for doubtful receivables and unbilled revenue of $8.7 million during the year, consisting of an allowance on unbilled revenue of $11.0 million less reversals of the allowance on billed receivables of $2.3 million. For the years ended December 31, 2024, and 2023, these amounts were exclusive to doubtful receivables.

6. SERVICE INVENTORIES

The following table summarizes the service inventories for the period end dates as set forth below (in US$ thousands):

	December 31,	December 31,
	2025	2024

Spare parts and consumables	$59,469	$63,842
Chemicals	35,365	32,930
Total	$94,834	$96,772

7. PROPERTY, PLANT, & EQUIPMENT

Property, plant and equipment, net of accumulated depreciation, of the Company consists of the following as of the period end dates set forth below (in US$ thousands):

	Estimated Useful Lives (in years)	December 31, 2025	December 31, 2024
Buildings and leasehold improvements	5 to 25	$56,937	$55,283
Drilling rigs, plant and equipment	1 to 15	818,147	747,905
Office equipment (furniture and fixtures) and tools	3 to 10	14,785	16,658
Vehicles and cranes	5 to 10	9,364	9,713
Less: Accumulated depreciation		(522,072)	(443,367)
Land		11,664	11,664
Capital work in progress		76,629	40,290
Total		$465,454	$438,146

The Company recorded depreciation expense of $118.5 million, $111.7 million, and $109.7 million for the years ended December 31, 2025, December 31, 2024, and December 31, 2023, respectively, within Cost of Services in the Consolidated Statement of Operations.

8. GOODWILL, INTANGIBLE, AND OTHER ASSETS

Goodwill

Changes in the carrying amount of goodwill of the Company between December 31, 2024, and December 31, 2025, are as follows (in US$ thousands):

	Production Services	Drilling and Evaluation Services	Goodwill
Balance as of December 31, 2024	$459,710	$185,385	$645,095
Not applicable	-	-	-
Balance as of December 31, 2025	$459,710	$185,385	$645,095

Intangible assets subject to amortization, net

The following is the weighted average amortization period for intangible assets of the Company subject to amortization (in years):

Amortization
Customer contracts & relationships	10.0
Trademarks and trade names	7.9
Total intangible assets	9.7

The details of our intangible assets subject to amortization are set forth below (in US$ thousands):

	December 31, 2025			December 31, 2024
	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount

Customer contracts & relationships	$153,500	$(107,742)	$45,758	$153,500	$(92,322)	$61,178
Trademarks and trade names	25,940	(24,612)	1,328	25,940	(21,422)	4,518
Total intangible assets	$179,440	$(132,354)	$47,086	$179,440	$(113,744)	$65,696

The aggregate amortization expense remaining for each of the five years subsequent to December 31, 2025, is $16.8 million for 2026, $15.4 million for 2027, $8.1 million for 2028, $2.9 million for 2029, and $2.9 million for 2030.

Equity method investments

On July 1, 2022, NESR acquired a minority stake in WDVGE, a premier Reservoir Characterization and G&G laboratory and consulting business.

The following table presents our investments at the dates indicated (in US$ thousands):

	Segment	Ownership	December 31, 2025	December 31, 2024
WDVGE	Production Services	46.2%	$-	3,225

During the years ended December 31, 2025, 2024 and 2023, NESR recorded other than temporary impairments of $3.0 million, $3.7 million, and $7.0 million, respectively, in its investment in WDVGE. During the years ended December 31, 2024, and 2023, the Company determined that its investment in WDVGE was not fully recoverable on account of slower than anticipated customer and revenue growth as compared to NESR’s original expectations. NESR’s investment in WDVGE was fair valued using a discounted cash flow approach within a scenario analysis.

The following table presents earnings (loss) from equity investments for the periods indicated (in US$ thousands):

	Segment	Year ended December 31, 2025	Year ended December 31, 2024	Year ended December 31, 2023
W. D. Von Gonten Engineering LLC	Production Services	$(237.5)	$28.7	$(454.1)

Summarized combined financial information for our equity method investments is as follows for the periods indicated (amounts represent 100% of investee financial information in US$ thousands):

	December 31, 2025	December 31, 2024
Balance Sheet data:
Current assets	$4,044	5,242
Noncurrent assets	12,451	15,236
Total assets	$16,495	20,478

Current liabilities	$2,543	2,555
Other liabilities	9,068	10,976
Combined equity	4,884	6,947
Total liabilities and combined equity	$16,495	20,478

	Year ended	Year ended	Year ended
	December 31, 2025	December 31, 2024	December 31, 2023

Statement of operations data:
Revenue	$17,824	$20,016	$19,263
Operating income	(2,063)	62	(1,041)
Net income	(2,063)	62	(983)

Other equity investments

To date, the Company has not incurred significant expenditures on research and development activities, other than through strategic investments and partnerships intended to expand its NESR Environmental and Decarbonization Applications (“NEDA”), a service line within our Production Services segment, and Drilling & Evaluation portfolios. These investments are individually insignificant but in the aggregate totaled $25.2 million and $24.3 million as of December 31, 2025, and December 31, 2024, respectively.

The Company accounts for these investments under the measurement alternative in Accounting Standards Codification (“ASC”) 321, Investments – Equity Securities, and records them at cost, net of impairment, as none of the investments have readily determinable fair values. In accordance with ASC 321, the Company monitors these investments for indicators of impairment, including recent transactions involving the investees, liquidity position, operating performance, and other qualitative and quantitative factors.

For the year ended December 31, 2025, the Company recorded an impairment charge of $5.1 million related to one investment that is expected to exhaust its remaining cash during 2026 and currently has limited ability to recapitalize. In addition, the Company identified two investments with heightened risk of impairment, with potential exposure of up to $7.1 million, for the year ending December 31, 2026, due to stressed liquidity conditions in one instance and uncertainty surrounding the ultimate realization of earn-out consideration in another instance. No impairments or other downward adjustments were recorded for the years ended December 31, 2024 and December 31, 2023.

Subsequent to December 31, 2025, the Company contributed an additional $1.0 million to one of its investments, increasing the carrying value of the overall portfolio to $26.2 million.

9. LEASING

Our leasing activities primarily consist of operating leases for administrative offices, manufacturing facilities, research centers, service centers, sales offices and certain equipment.

The following table presents components of lease expense (in US$ thousands) which is recorded within Cost of Services in the Consolidated Statement of Operations:

	Year ended	Year ended	Year ended
	December 31, 2025	December 31, 2024	December 31, 2023
Components of lease expense:
Finance lease cost:
Amortization of right-of-use assets	$3,465	$3,878	$3,290
Interest on lease liabilities	219	450	166
Operating lease cost	6,792	7,515	8,715
Short-term lease (1)	206,199	174,542	146,206
Sublease income	-	-	(24)
Total lease expense	$216,675	$186,385	$158,353

(1)	Leases with a term of one year or less, including leases with a term of one month or less.

Amounts recognized in the Consolidated Balance Sheet (in US$ thousands):

	As of December 31, 2025	As of December 31, 2024
Components of balance sheet:
Operating leases:
Operating lease right-of-use assets (non-current)	$20,300	26,042
Current portion of operating lease liabilities	2,948	5,449
Operating lease liabilities (non-current)	18,447	20,843
Finance leases:
Property, plant and equipment, net (non-current)	$6,154	9,244
Other current liabilities	1,755	5,336
Other liabilities (not current)	269	-

	Year ended	Year ended	Year ended
	December 31, 2025	December 31, 2024	December 31, 2023
Other supplemental information (in US$ thousands except percentages):
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used by operating leases	$6,469	$6,926	$8,317
Operating cash flows used by finance leases	219	450	166
Financing cash flows used by finance leases	3,905	3,193	2,403
Noncash investing and financing activities:
Modifications of right-of-use assets obtained in exchange for lease obligations during the year ended:
Operating leases	(153)	(157)	2,360
Finance leases	-	-	-
Right-of-use assets obtained in exchange for lease obligations during the year ended:
Operating leases	-	1,679	5,855
Finance leases	374	1,126	7,679
Weighted-average remaining lease term:
Operating leases	16.80 years	14.70 years	12.84 years
Finance leases	4.32 years	0.92 years	2.68 years
Weighted-average discount rate for operating leases
Operating leases	8.29%	7.90%	7.60%
Finance leases	7.49%	7.12%	7.07%

Maturities of our lease liabilities are as follows (in US$ thousands):

	As of		As of
	December 31, 2025		December 31, 2024
	Operating Leases	Finance Leases	Operating Leases	Finance Leases
Year:
2025	$-	$-	$6,148	$5,567
2026	3,482	1,778	3,503	-
2027	2,700	93	3,110	-
2028	2,669	93	3,035	-
2029	2,576	93	2,449	-
2030	2,391	23	-	-
Thereafter	29,044	-	31,300	-
Total lease payments	42,862	2,080	49,545	5,567
Less: imputed interest	(21,467)	(56)	(23,253)	(231)
Total	$21,395	$2,024	$26,292	$5,336

10. DEBT

Long-term debt

The Company’s long-term debt obligations consist of the following (in US$ thousands):

	December 31, 2025	December 31, 2024

Secured Term Loan	$258,000	$322,500
Secured Revolving Credit Facility	-	-
Borrowings from Long-Term 24 Month Working Capital Facilities	-	4,235
Less: unamortized debt issuance costs	(2,122)	(3,613)
Total loans and borrowings	255,878	323,122
Less: current installments	(64,500)	(68,735)
Long-term debt, net of unamortized debt issuance costs and excluding current installments	$191,378	$254,387

2021 Secured Facilities Agreement

On November 4, 2021, the Company entered into a $860 million Secured Facilities Agreement (the “2021 Secured Facilities Agreement”). At inception, the $860 million 2021 Secured Facilities Agreement consisted of a $430 million term loan due by November 4, 2027 (the “Term Loan” or “Secured Term Loan”), a $80.0 million revolving credit facility due by November 4, 2025 (“RCF” or “Secured Revolving Credit Facility”), and a $350 million working capital facility that renews annually/bi-annually by mutual agreement of the Lenders and the Company. Deferred debt issuance costs totaling $2.1 million and $3.7 million as of December 31, 2025, and 2024, respectively, have been assigned ratably to the term, revolving and working capital facilities and will be amortized to interest expense over periods of 6, 4, and 1 year(s), respectively. The amounts are shown as contra liabilities in the accompanying Consolidated Balance Sheets. The Secured Revolving Credit Facility was extended from November 4, 2025, to February 4, 2026, by mutual agreement of the Company and its Lenders. The Company is currently in discussions with its Lenders regarding further extending the RCF.

Borrowings under the Term Loan and RCF facilities incur interest based on the secured overnight financing rate (“SOFR”) for U.S. dollar-denominated borrowings or the Saudi Arabian Interbank Offered Rate (“SAIBOR”) for Saudi Arabia Riyal borrowings plus 2.6% to 3.0% per annum, varying based on the Company’s Net Debt / EBITDA ratio as defined in the 2021 Secured Facilities Agreement. As of December 31, 2025, and 2024, this resulted in interest rates of 7.13% and 7.67%, respectively, for U.S. dollar-denominated borrowings, and interest rates of 7.61% and 8.18%, respectively, for Saudi Arabian Riyal borrowings.

The RCF was obtained for general corporate and working capital purposes including capital expenditure related requirements and acquisitions (including transaction related expenses). The RCF requires the payment of a commitment fee each quarter. The commitment fee is computed at the rate of 25% of the margin on the facility lender’s available commitment for the relevant quarter. Under the terms of the RCF, as extended, the final settlement is due by February 4, 2026. The Company is permitted to make any prepayment under this RCF in multiples of $5.0 million during this 4-year, 3-month period up to February 4, 2026. Any unutilized balances from the RCF can be drawn down again during the 4-year tenure at the same terms. The Term Loan permits prepayment but once repaid, amounts may not be redrawn. During the second quarter of 2025, the Company shifted borrowing capacity from the revolving credit facility to the working capital facility, reducing revolving credit facility capacity by $20.8 million to $59.2 million. As of December 31, 2025, and 2024, the Company had drawn $258.0 million and $322.5 million, respectively, of the Term Loan, and $0.0 (zero) million and $0.0 (zero) million, respectively, of the RCF. Additionally, as of December 31, 2025, and 2024, the Company had $59.2 million and $80.0 million, respectively, available to be drawn under the RCF.

The 2021 Secured Facilities Agreement also includes a working capital facility of $325 million and $305 million as of December 31, 2025, and 2024, respectively, for issuance of letters of guarantee, letters of credit and refinancing letters of credit into debt over a period of no more than two years, which carries an interest rate equal to SOFR for U.S. dollar-denominated borrowings, or SAIBOR for Saudi Arabia Riyal borrowings, for the applicable interest period, plus a margin of 1.25% to 1.5% per annum. As of December 31, 2025, and 2024, this resulted in interest rates of 7.13% and 7.67%, respectively, for U.S. dollar-denominated borrowings, and interest rates of 7.61% and 8.18%, respectively, for Saudi Arabian Riyal borrowings. The working facility requires the payment of a commitment fee each quarter. The commitment fee is computed at the rate of 0.3125% (25% of the margin) on the facility lender’s available commitment for the relevant quarter. As noted above, during the second quarter of 2025, the Company shifted borrowing capacity from the revolving credit facility to the working capital facility, decreasing the revolving credit facility capacity by $20.0 million. As of December 31, 2025, and 2024, the Company had utilized $243.8 million and $226.6 million, respectively, under this working capital facility and the balance of $81.2 million and $78.4 million, respectively, was available to the Company.

The 2021 Secured Facilities Agreement includes covenants that specify maximum leverage (Net Debt / EBITDA) up to 3.50, minimum debt service coverage ratio (Cash Flow / Debt Service) of at least 1.25, and interest coverage (EBITDA / Interest) of at least 4.00. As of December 31, 2025, and 2024, the Company was in compliance with all financial and non-financial covenants under the 2021 Secured Facilities Agreement.

Other Working Capital Facilities

The Company has also retained other legacy bilateral working capital facilities totaling $10.6 million and $13.3 million at December 31, 2025, and 2024, respectively. As of December 31, 2025, and 2024, the Company had utilized $4.1 million and $5.0 million, respectively, under this working capital facility and the balance of $6.5 million and $8.6 million, respectively, was available to the Company.

Utilization of the working capital facilities under both the legacy bilateral working capital facilities and 2021 Secured Facilities Agreement comprises letters of credit issued to vendors, guarantees issued to customers, vendors, and others, and short-term borrowings used to settle letters of credit. Once a letter of credit is presented for payment by the vendor, the Company at its election can settle the letter of credit from available cash or leverage short-term borrowings available under both the legacy HSBC arrangement and 2021 Secured Facilities Agreement that will be repaid quarterly over a period of up to two years. Until a letter of credit is presented for payment by the vendor, it is disclosed as an off-balance sheet obligation. For additional discussion of outstanding letters of credit and guarantees, see Note 13, Commitments and Contingencies.

Short-term debt

The Company’s short-term debt obligations consist of the following (in US$ thousands):

	December 31,	December 31,
	2025	2024

Other short-term borrowings from working capital facilities	$54,250	$59,832
Less: unamortized debt issuance costs	-	(112)
Short-term debt, excluding current installments of long-term debt	$54,250	$59,720

Short-term borrowings primarily consist of financing for capital equipment and inventory purchases.

Other debt information

Scheduled principal payments of long-term debt for periods subsequent to December 31, 2025, are as follows (in US$ thousands):

2026	$64,500
2027	193,500
2028	-
2029	-
2030	-
Total	$258,000

11. EMPLOYEE BENEFITS

Defined benefit plans

The following tables set out the funded status of the end-of-service indemnities employees receive under one of the five benefit structures the Company and its subsidiaries offer to its employees and the amounts recognized in the Company’s financial statements as of December 31, 2025, and 2024 (in thousands):

	December 31, 2025	December 31, 2024
Change in benefit obligations
Benefit obligations at the beginning of the year	$38,723	$33,661
Actuarial (gain) / loss	1,526	287
Service cost	5,659	5,274
Interest cost	2,224	1,784
Benefits paid	(4,501)	(2,283)
Benefit obligations at the end of the year	43,631	38,723
Current benefit obligation (within Other current liabilities)	7,310	6,917
Non-current benefit obligation	36,321	31,806
Benefit obligation at the end of the year	43,631	38,723
Change in plan assets
Fair value of plan assets at the beginning of the year	-	-
Employer contributions	4,501	2,283
Benefits paid	(4,501)	(2,283)
Plan assets at the end of the year	-	-
Unfunded status	$43,631	$38,723

Net cost for the years ended December 31, 2025, 2024, and 2023, comprises the following components (in thousands):

	Year ended
	December 31, 2025	December 31, 2024	December 31, 2023
Service cost	$5,659	$5,274	$4,979
Interest cost	2,224	1,784	1,522
Actuarial (gain)/loss	1,526	287	1,344
Other	-	-	-
Net cost	$9,409	$7,345	$7,845

The weighted-average assumptions used to determine benefit obligations as of December 31, 2025, and 2024 are set out below:

	December 31, 2025	December 31, 2024
Discount rate	5.0%	5.50%
Rate of increase in compensation levels:	4.5-5%	4.5-5%

The discount rate has been set with regard to market yields on high quality corporate bonds as of December 31, 2025, for the measurements as of December 31, 2025 (and as of December 31, 2024 for the measurements as of December 31, 2024) of duration broadly consistent with the duration of the benefit obligations. The primary yield curve for the purpose of this comparison has been the ‘FTSE Above Median Double-A Curve’.

The weighted-average assumptions used to determine net periodic benefit cost for the years ended December 31, 2025, and 2024, are set out below:

	December 31, 2025	December 31, 2024
Discount rate	5.50%	5.00%
Rate of increase in compensation levels:	4.5-5%	4.5-5%

The Company assesses these assumptions with its projected long-term plans of growth and prevalent industry standards.

The following illustrates the sensitivity to changes in discount rate, holding all other assumptions constant, for in the Company’s benefit obligations (in thousands):

Change in assumption:	Benefit obligation at the end of the year
100 basis point decrease in discount rate	$2,620
100 basis point increase in discount rate	$(2,336)

The Company has no regulatory requirement to fund these benefits in advance and intends to pay benefits directly as they fall due. As of December 31, 2025, the Company has no plan assets to invest.

Accumulated benefit obligation was $25.4 million and $22.7 million as of December 31, 2025, and 2024, respectively.

The following reflect expected future benefit payments (in thousands):

Year ended
December 31, 2025
2026	$8,027
2027	$7,016
2028	$6,896
2029	$6,944
2030	$6,727
2031 through 2035	$30,878

The expected benefits are based materially on the same assumptions used to measure the Company’s benefit obligations as of December 31, 2024.

12. INCOME TAXES

NESR is a holding company incorporated in the BVI, which imposes a zero percent statutory corporate income tax rate on income generated outside of the BVI. The subsidiaries operate in multiple tax jurisdictions throughout the MENA region where statutory tax rates generally vary from 0% to 35.0%.

	Year ended
	December 31, 2025	December 31, 2024	December 31, 2023

Domestic	$(15,353)	$(24,638)	$(7,865)
Foreign	75,751	120,136	37,711
Income before income tax	$60,398	$95,498	$29,846

Income tax expense / (benefit)

The components of the income tax expense / (benefit), all of which is foreign, are as follows (in US$ thousands):

	Year ended
	December 31, 2025	December 31, 2024	December 31, 2023

Current tax expense – Foreign	$14,464	$21,907	$21,019
Deferred tax (benefit) - Foreign	(5,198)	(2,719)	(3,753)
Income tax expense	$9,266	$19,188	$17,266

Deferred taxes have been recognized for temporary differences and carryforwards that will have effects on income taxes payable or receivables in future years. The components of net deferred tax liabilities and assets are as follows (in US$ thousands):

	As of
	December 31, 2025	December 31, 2024

Deferred Tax Assets
Property, plant and equipment and other	$12,635	$6,843
Net operating loss carryforward	30,473	22,297
Total deferred tax assets	43,108	29,140
Less: valuation allowance	(22,287)	(9,733)
Deferred tax assets, net of valuation allowance	$20,821	$19,407

Deferred Tax Liabilities
Property, plant and equipment and other	$(3,145)	$(3,805)
Intangible assets	(6,126)	(9,251)
Total deferred tax liabilities	(9,271)	(13,056)
Net deferred tax asset	$11,550	$6,351

The Company has $310.4 million of tax effective operating loss carryforwards made of $180.3 million reported in Saudi Arabia, which can be indefinitely carried forward, and $130.1 million reported in other countries that generally expire between 2026 and 2030.

Deferred tax assets are reduced by valuation allowances. As of December 31, 2025, and 2024, valuation allowances of $22.3 million and $9.7 million relate to deferred tax assets for net operating loss carryforwards. Changes in the Company’s estimates and assumptions used to determine the valuation allowance, including any changes in applicable tax laws or tax rates, may impact the Company’s ability to recognize the underlying deferred tax assets and could require future adjustments to the valuation allowances. For the year ended December 31, 2025, the net change in the valuation allowance was $12.6 million. Further, deferred tax assets as of December 31, 2025, and 2024 in the table above, for operating loss balances carried forward on the Company’s income tax returns, have been presented net of an unrecognized tax benefit for likely disallowances of $25.0 million and $28.9 million, respectively.

Deferred tax liabilities on Property, plant and equipment and other of $3.1 million and $3.8 million at December 31, 2025, and 2024, respectively.

The Company generally does not recognize deferred tax liabilities related to undistributed earnings of foreign subsidiaries because such earnings either would not be taxable when remitted or they are indefinitely reinvested. This position may change if the Company decides to distribute the earnings from its subsidiaries, which are subject to withholding taxes, or if there are any unfavorable changes in the tax laws in this regard. Accordingly, a determination of the amount of unrecognized deferred tax liability on such undistributed earnings is not practicable. Current tax expense will be incurred if/when the Company distributes earnings from its subsidiaries which are subject to withholding taxes. No taxable distribution of earnings have been made for the year ended December 31, 2025. Accordingly, no current tax expense, and $0.6 million, was recorded at December 31, 2025, and 2024, respectively.

Income Tax Rate Reconciliation

The difference between the reported amount of income tax expense and the amount that would result from applying the BVI statutory rate is shown in the table below (in thousands). In the BVI, the statutory rate is effectively 0% as income tax is not applied on extra territorial activity.

	Year ended
	December 31, 2025		December 31, 2024		December 31, 2023

Income tax at statutory rate (BVI)	$-	-%	$-	-%	$-	-%
Foreign tax rate differential	15,403	25.5%	13,886	14.5%	3,178	10.6%
Tax effect of adjustments to prior years current tax expense	1,472	2.4%	670	0.7%	-	-%
Tax effect of adjustments to prior years deferred taxes	(1,004)	(1.7)%	(997)	(1.0)%	-	-%
Reversal of tax liability on expiration of limitation period	-	-%	-	-%	-	-%
Effect of changes in valuation allowances	-	-%	(551)	(0.6)%	2,861	9.6%
Uncertain tax positions / unrecognized tax benefits	(7,442)	(12.3)%	3,722	3.9%	9,703	32.5%
Other	837	1.4%	2,458	2.6%	1,524	5.1%
Income tax expense	$9,266	15.3%	$19,188	20.1%	$17,266	57.8%

The foreign tax rate differential relates to differences between the income tax rates in effect in the foreign countries in which the Company operates, which can vary significantly, and the Company’s statutory tax rate of 0%. Income tax (benefit)/ expense for the years ended December 31, 2025, and 2024, include $2.5 million and $2.9 million, respectively, of penalties and interest associated with the Company’s uncertain tax positions.

Uncertain Tax Positions / Unrecognized Tax Benefits

The Company records estimated accrued interest and penalties related to an underpayment of income taxes in income tax expense. As of December 31, 2025, and 2024, the Company had $52.1 million and $65.0 million, respectively, of uncertain tax positions and unrecognized tax benefits, excluding estimated accrued interest and penalties of $3.6 million and $7.6 million, respectively, which are included in Other Long-Term Liabilities in the Consolidated Balance Sheet. There are no timing differences or other items that have indirect effects included in the uncertain tax positions and unrecognized tax benefits and as such all $55.7 million of the net uncertain tax positions and unrecognized tax benefits as of December 31, 2025, would affect the effective tax rate if recognized.

A summary of activity related to the net unrecognized tax benefits is as follows:

	Year ended
	December 31, 2025	December 31, 2024	December 31, 2023

Balance at beginning of period	$65,018	$68,512	$61,115
Additions from tax positions related to the current period	2,842	5,913	7,957
Additions from tax positions related to prior periods	458	4,232	629
Reductions from tax positions related to earlier periods	(16,237)	(12,989)	(863)
Settlement of tax positions	(-)	(650)	(326)
Balance at end of period	$52,081	$65,018	$68,512

The Company does not anticipate the amount of the unrecognized tax benefits will change significantly over the next twelve months.

Unrecognized tax benefits may change from quarter-to-quarter based on various factors, including, but not limited to, favorable or unfavorable resolution of tax audits or disputes, expiration of relevant statutes of limitations, changes in tax laws or changes to the interpretation of existing tax laws due to new legislative guidance or court rulings, or new tax positions taken on recently filed tax returns. Although the Company has recorded unrecognized tax benefits for all tax positions which, in management’s judgment, are not more likely than not to be sustained if challenged by the relevant tax authorities in the future, the Company cannot provide assurance as to the final tax liability related to its tax positions as it is not possible to predict with certainty the ultimate outcome of any related tax disputes. Thus, it is reasonably possible that the ultimate tax liabilities related to such tax positions could substantially exceed recorded uncertain tax positions and unrecognized tax benefits related to such tax positions, resulting in a material adverse effect on the Company’s earnings and cash flows from operations.

The Company’s tax returns for year 2019 and subsequent years for all major jurisdictions remain subject to examination by tax authorities. The Company is currently subject to or expects to be subject to income tax examinations in various jurisdictions where the Company operates or has previously operated. If any tax authority successfully challenges the Company’s tax positions, including, but not limited to, tax positions related to the tax consequences of various intercompany transactions, the taxable presence of the Company’s subsidiaries in a given jurisdiction, the basis of taxation in a given jurisdiction (such as deemed profits versus net-filing basis), or the applicability of relevant double tax treaty benefits to certain transactions; or should the Company otherwise lose a material tax dispute in any jurisdiction, the Company’s income tax liability could increase substantially and the Company’s earnings and cash flows from operations could be materially adversely affected to the extent such amounts are in excess of existing provisions.

Income Taxes Paid

	Year ended
	December 31, 2025	December 31, 2024	December 31, 2023

Domestic	$-	$-	$-
Foreign	27,472	12,943	15,221
Total income taxes paid (net of refunds)	$27,472	$12,943	$15,221

Impact of the GloBE Rules on the Company

The Company operates across multiple jurisdictions and is within the scope of the OECD Global Anti-Base Erosion (“GloBE”) Pillar Two Model Rules in certain territories in which it conducts business. The Pillar Two framework introduces a 15% global minimum effective tax rate on a jurisdictional basis for multinational enterprise (“MNE”) groups that meet the applicable revenue thresholds, implemented through a combination of Domestic Minimum Top-Up Taxes (“DMTT”), Income Inclusion Rules (“IIR”), and Undertaxed Payments Rules (“UTPR”).

Various jurisdictions in which the Company operates have enacted, or substantively enacted, legislation aligned with the Pillar Two Model Rules, mostly with the effective dates beginning on or after 1 January 2025. In certain jurisdictions of operations of the Company, Pillar Two has been implemented through domestic minimum top-up tax regimes, while other jurisdictions have enacted IIR or UTPR legislation. The Company has evaluated the enacted legislation applicable to its constituent entities and continues to monitor developments in jurisdictions that have not yet fully implemented Pillar Two.

The Company has assessed the impact of Pillar Two by considering, among other factors, the availability of transitional safe harbor rules, recently filed tax returns, country-by-country reporting data, and the financial information of its constituent entities. For jurisdictions in which Pillar Two legislation is effective, any resulting top-up taxes have been recognized as current income tax expense in the period in which they are incurred. The Company does not recognize deferred tax assets or deferred tax liabilities related to Pillar Two taxes.

The Company continues to monitor developments in Pillar Two legislation and related guidance.

13. COMMITMENTS AND CONTINGENCIES

Capital expenditure commitments

The Company was committed to incur capital expenditures of $45.6 million and $33.6 million at December 31, 2025, and 2024, respectively. Substantially all of the commitments outstanding as of December 31, 2025, are expected to be settled during 2026 and 2027.

Other commitments

The Company purchases certain property, plant, and equipment using seller-provided installment financing with payment terms extending to 12 months. As of December 31, 2025, and 2024, the Company recorded $2.1 million and $1.3 million, respectively, in Accounts payable for amounts due using seller-provided installment financing.

The Company had outstanding letters of credit amounting to $6.6 million and $2.3 million as of December 31, 2025, and 2024, respectively.

In the normal course of business with customers, vendors and others, the Company has entered into off-balance sheet arrangements, such as surety bonds for performance, and other bank issued guarantees which totaled $187.1 million and $165.4 million as of December 31, 2025, and 2024, respectively. The Company has also entered into cash margin guarantees totaling $14.9 million and $4.2 million at December 31, 2025, and 2024, respectively. A liability is accrued when a loss is both probable and can be reasonably estimated. Cash margin guarantees totalling $7.9 million and $0.0 (zero) have been secured by restricted cash deposits at December 31, 2025, and 2024, respectively. None of the off-balance sheet arrangements either has, or is likely to have, a material effect on the Company’s consolidated financial statements.

Legal proceedings

In the first quarter of 2024, the Company lost control (ceased to be the primary beneficiary) of a subsidiary in Qatar following a judgment from a lawsuit concerning the ownership and historical profits of this entity. Neither the deconsolidation event nor any potential losses associated with these historical profits were deemed material to the Company’s financial position or results of operations. Subsequent to the judgment, the plaintiff initiated similar actions against other unrelated Company entities in both Qatar and the United Arab Emirates. Based on the advice of legal counsel in each jurisdiction, the Company believes it has strong grounds to defend its positions in both jurisdictions; however, the ultimate outcome of these proceedings cannot be determined at this time. The Company currently estimates that a loss in the range of $1.2 million to $11.8 million (43.1 million Qatari Riyals), for which it is jointly and severally liable with a co-defendant, could be incurred in connection with these matters.

Additionally, the Company is involved in certain legal proceedings which arise in the ordinary course of business and the outcomes of which are currently subject to uncertainties and therefore the probability of a loss, if any, being sustained and an estimate of the amount of any loss are difficult to ascertain. Consequently, it is not possible to make a reasonable estimate of the expected financial effect, if any, that will result from ultimate resolution of these disputes. The Company is contesting these claims/disputes and the Company’s management currently believes that it is not required to recognize a provision because they are not probable or reasonably estimable and any impacts are not expected to have a material impact on the Company’s business, financial condition, results of operations, or liquidity.

14. SHARE-BASED COMPENSATION

In 2024, the NESR shareholders approved the Company’s Amended and Restated 2018 Long Term Incentive Plan (the “Amended LTIP”). A total of 11,500,000 ordinary shares are reserved for issuance under the Amended LTIP. Grants to Board members vest ratably over one year, while employee grants are time-based and generally vest ratably over three years, subject to limited exceptions.

The purpose of the Amended LTIP is to enhance NESR’s ability to attract, retain and motivate persons who make (or are expected to make) important contributions to NESR by providing these individuals with equity ownership opportunities. The Company intends to use time-based restricted stock unit awards to reward long-term performance of its employees and executive officers. The Company believes that providing a meaningful portion of the total compensation package in the form of share-based awards will align the incentives of its employees and executive officers with the interests of its shareholders and serve to motivate and retain the individual employees and executive officers.

The following tables set forth the equity-classified LTIP activity for the periods indicated (in US$ thousands, except share and per share amounts):

	Year ended
	December 31, 2025		December 31, 2024		December 31, 2023
	Number of Restricted Shares	Weighted Average Value per Share	Number of Restricted Shares	Weighted Average Value per Share	Number of Restricted Shares	Weighted Average Value per Share
Unvested at Beginning of Period	2,630,406	$8.75	842,881	$9.80	2,076,317	$10.10
Granted	1,513,000	$6.89	2,407,500	$8.75	5,000	$5.04
Vested	(1,048,140)	$8.75	(561,548)	$10.35	(1,049,243)	$8.80
Forfeited	(85,171)	$7.97	(58,427)	$8.56	(189,193)	$9.68
Unvested at End of Period	3,010,095	$7.84	2,630,406	$8.75	842,881	$9.80

At December 31, 2025, and 2024, there were 66,395 and 43,234 restricted stock units, respectively, that were vested but not yet issued by the stock transfer agent. The issuance of these vested restricted stock units is subject to the participants setting up their participant accounts with the stock transfer agent. Additionally, during the years ended December 31, 2025, 2024, and 2023, the Company acquired 0 (zero) treasury shares for $0.0 (zero) million, 18,653 treasury shares for $0.2 million, and 45,942 treasury shares for $0.2 million, respectively, in connection with employee tax withholding for vested shares.

At December 31, 2025, and 2024, the Company had unrecognized compensation expense of $19.7 million and $18.6 million, respectively, related to unvested LTIP to be recognized on a straight-line basis over a weighted average remaining period of 2.05 years and 2.55 years, respectively. Stock-based compensation has been recorded in the Consolidated Statements of Operations as follows (in US$ thousands):

	Year ended
	December 31, 2025	December 31, 2024	December 31, 2023

Cost of Services	$4,054	$2,983	$3,368
Selling, general and administrative expenses (excluding Amortization)	4,267	3,049	3,395
Net cost	$8,321	$6,032	$6,763

15. EQUITY

Common Stock

The Company is authorized to issue an unlimited number of ordinary shares, no par value, and preferred shares, no par value. The Company’s ordinary shares are entitled to one vote for each share. As of December 31, 2025, and 2024, there were 100,787,173 and 96,045,856, respectively, ordinary shares outstanding.

Preferred Shares

The Company is authorized to issue an unlimited number of preferred shares divided into five classes with designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors. As of December 31, 2025, and 2024, there were no preferred shares issued or outstanding.

Warrants

On May 30, 2025, the Company commenced an exchange offer and consent solicitation relating to its outstanding warrants. The Company offered to all holders of the warrants the opportunity to receive 0.10 ordinary shares in exchange for each outstanding warrant tendered by the holder and exchanged pursuant to the offer. The Company concurrently solicited consents from holders of the warrants to amend the Warrant Agreement, dated as of May 11, 2017, by and between the Company and Continental Stock Transfer & Trust Company, as warrant agent, to permit the Company to require that each warrant that is outstanding upon the closing of the exchange offer be converted into 0.09 ordinary shares, which is a ratio 10% less than the exchange ratio applicable to the exchange offer.

Upon the expiration of the exchange offer on June 30, 2025, 34,136,353 warrants were tendered in exchange for 3,413,645 ordinary shares. Additionally, by vote of the warrant holders, the remaining 1,404,027 outstanding warrants were automatically converted into ordinary shares at a ratio of one warrant to 0.09 ordinary shares, resulting in the issuance of an additional 129,926 (as adjusted for rounding differences at settlement) ordinary shares. Settlement of the exchange offer (issuance of ordinary shares) occurred in July 2025. As of December 31, 2025, there were no warrants for the Company’s ordinary shares outstanding.

The Company costs of the exchange offer were recorded as a reduction to Common stock and additional paid-in capital on the Company’s consolidated balance sheet.

16. EARNINGS PER SHARE

Under ASC 260, Earnings per Share, the Company applies the treasury stock method, reverse treasury stock method, if-converted method or contingently issuable share method, as applicable, to allocate earnings and determine the impact of potentially dilutive shares as none of its potentially dilutive securities participates in dividends.

Years ended December 31, 2025, 2024, and 2023

The following tables provides a reconciliation of the data used in the calculation of basic and diluted ordinary shares outstanding for the years ended December 31, 2025, 2024, and 2023 (in US$ thousands except shares and per share amounts):

Date	Transaction Detail	Change in Shares	Year ended December 31, 2025, Weighted Average Ordinary Shares Outstanding
January 1, 2025	Beginning Balance		96,045,856
January 6, 2025	Settlement of liability-classified share-based compensation	61,353	60,344
February 17, 2025	Equity-classified Restricted Stock Issuance	666	578
February 27, 2025	Equity-classified Restricted Stock Issuance	1,000	841
March 17, 2025	Equity-classified Restricted Stock Issuance	12,430	9,842
March 18, 2025	Equity-classified Restricted Stock Issuance	231,661	182,790
April 22, 2025	Settlement of liability-classified share-based compensation	100,001	69,316
July 1, 2025	Warrant exchange (Note 15)	3,543,571	1,776,640
August 14, 2025	Equity-classified Restricted Stock Issuance	777,245	295,992
September 5, 2025	Equity-classified Restricted Stock Issuance	1,977	634
September 12, 2025	Equity-classified Restricted Stock Issuance	1,999	602
October 3, 2025	Equity-classified Restricted Stock Issuance	1,499	366
October 3, 2025	Equity-classified Restricted Stock Issuance	333	81
October 20, 2025	Equity-classified Restricted Stock Issuance	1,166	230
November 21, 2025	Equity-classified Restricted Stock Issuance	666	73
December 1, 2025	Equity-classified Restricted Stock Issuance	3,250	267
December 12, 2025	Equity-classified Restricted Stock Issuance	2,500	130
December 31, 2025	Ending Balance		98,444,582

Date	Transaction Detail	Change in Shares	Year ended December 31, 2024, Weighted Average Ordinary Shares Outstanding
January 1, 2024	Beginning Balance		94,996,397
January 9, 2024	Equity-classified Restricted Stock Issuance	333	325
March 17, 2024	Equity-classified Restricted Stock Issuance	12,751	10,068
March 18, 2024	Equity-classified Restricted Stock Issuance	242,455	190,784
March 19, 2024	Equity-classified Restricted Stock Issuance	235,741	184,857
April 1, 2024	Equity-classified Restricted Stock Issuance	1,774	1,343
April 23, 2024	Equity-classified Restricted Stock Issuance	1,333	918
May 2, 2024	Return of shares from W.D. Van Gonten Engineering	(82,331)	(54,662)
August 14, 2024	Equity-classified Restricted Stock Issuance	38,758	14,720
October 1, 2024	Settlement of liability-classified share-based compensation	118,647	29,500
October 3, 2024	Settlement of liability-classified share-based compensation	30,000	7,295
October 21, 2024	Settlement of liability-classified share-based compensation	449,998	90,982
December 31, 2024	Ending Balance		95,472,527

Date	Transaction Detail	Change in Shares	Year ended December 31, 2023, Weighted Average Ordinary Shares Outstanding
January 1, 2023	Beginning Balance		94,012,752
January 23, 2023	Equity-classified Restricted Stock Issuance	500	468
February 2, 2023	Equity-classified Restricted Stock Issuance	22,440	20,411
February 24, 2023	Equity-classified Restricted Stock Issuance	250	212
March 1, 2023	Equity-classified Restricted Stock Issuance	333	278
March 16, 2023	Equity-classified Restricted Stock Issuance	247,286	196,474
March 17, 2023	Equity-classified Restricted Stock Issuance	578,436	457,995
April 12, 2023	Equity-classified Restricted Stock Issuance	666	480
June 1, 2023	Equity-classified Restricted Stock Issuance	40,000	23,342
June 22, 2023	Equity-classified Restricted Stock Issuance	1,484	781
August 14, 2023	Equity-classified Restricted Stock Issuance	92,250	35,131
December 31, 2023	Ending Balance		94,748,324

	December 31, 2025			December 31, 2024			December 31, 2023
	Net income to Ordinary Shareholders	Weighted-average ordinary shares outstanding	EPS	Net income to Ordinary Shareholders	Weighted-average ordinary shares outstanding	EPS	Net income to Ordinary Shareholders	Weighted-average ordinary shares outstanding	EPS

Basic EPS - ordinary shares	$51,132	98,444,582	$0.52	$76,310	95,472,527	$0.80	$12,580	94,748,324	$0.13
Restricted stock units		660,902			263,397			-
Antidilution sequencing - subtotal	51,132	99,105,484	0.52	76,310	95,735,924	0.80	12,580	94,748,324	0.13
35,540,380 warrants @ $5.75 per half share					-			-
Diluted EPS - ordinary shares	$51,132	99,105,484	$0.52	$76,310	95,735,924	$0.80	$12,580	94,748,324	$0.13

Prior to the announcement of the exchange offer on May 30, 2025 (Note 15), potentially dilutive warrants had no impact on the determination of dilutive earnings per share as these potential ordinary shares were antidilutive for the years ended December 31, 2024, and 2023, respectively.

In addition to the warrants, the Company also had 2,020,879, 1,068,135, and 1,245,868 weighted average restricted stock units excluded from dilutive ordinary shares for the years ended December 31, 2025, 2024, and 2023, respectively, as they were assumed repurchased through the impact of unrecognized share-based compensation cost.

17. FAIR VALUE ACCOUNTING

The fair value of one of the Company’s equity investments accounted for under the ASC 321 measurement alternative was determined using valuation techniques consistent with ASC 820, including future cash flow projections and other relevant assumptions. Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability, an exit price, in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs. The three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value, includes:

●	Level 1 – Observable inputs for identical assets or liabilities such as quoted prices in active markets;

●	Level 2 – Inputs other than quoted prices in active markets that are either directly or indirectly observable; and

●	Level 3 – Unobservable inputs in which little or no market data exists, which are therefore developed by the Company using estimates and assumptions that reflect those that a market participant would use.

The following tables present the Company’s fair value hierarchy for its equity investment accounted for under the ASC 321 measurement alternative measured at fair value on a non-recurring basis:

As of December 31, 2025
	Level 1	Level 2	Level 3	Total
Assets:
Equity investment (ASC 321 impairment)	$-	$-	$-	$-

As of December 31, 2024
	Level 1	Level 2	Level 3	Total
Assets:
Equity investment (ASC 321 impairment)	$-	$-	$-	$-

The fair value of the Company’s equity investment (ASC 321 impairment) was determined using valuation techniques consistent with ASC 820, including consideration of future cash flow projections and other relevant assumptions. Due to the use of significant unobservable inputs, the fair value measurement was classified as a Level 3 measurement.

The change in fair value of the Company’s non-recurring Level 3 measurements is as follows:

	Year-to-date period ended
	December 31, 2025	December 31, 2024	December 31, 2023
Beginning Balance	$-	$-	$-
Transfers into Level 3	5,088	-	-
Impairment recognized during the period	(5,088)	-	-
Transfers out of Level 3	-	-	-
Ending Balance	$-	$-	$-

The Company’s other financial instruments consist of cash and cash equivalents, accounts receivable, unbilled revenue, accounts payable, leases, contingent consideration assumed in the Action transaction, and loans and borrowings. The fair value of the Company’s other financial instruments approximates the carrying amounts represented in the accompanying Consolidated Balance Sheets, primarily due to their short-term nature. The fair value of the Company’s long-term borrowings also approximates the carrying amounts as these loans are carrying interest at the market rate.

18. RELATED PARTY TRANSACTIONS

Nine Energy Service, Inc. (“Nine”)

The Company purchased $0.1 million, $1.1 million, and $1.5 million for the years ended December 31, 2025, 2024, and 2023, respectively, of products and rentals from Nine. One of the Company’s directors, Andrew Waite, served as a director of Nine until February 28, 2025. As of December 31, 2025, and 2024, the Company had total liabilities of $0.0 (zero) million and $0.0 (zero) million, respectively, on its Consolidated Balance Sheets related to these purchases.

19. REPORTABLE SEGMENTS

Operating segments are components of an enterprise where separate financial information is available and that are evaluated regularly by the Company’s CODM in deciding how to allocate resources and in assessing performance. The Company reports segment information based on the “management” approach and its CODM is its Chief Executive Officer.

The Company’s services are similar to one another in that they consist of oilfield services and related offerings, whose customers are oil and natural gas companies. The results of operations of the service offerings are regularly reviewed by the CODM for the Company for the purposes of determining resource and asset allocation and assessing performance. The Company has determined that it has two reportable segments, Production Services and Drilling and Evaluation Services. The CODM evaluates the operating results of its reportable segments primarily based on revenue and segment operating (loss) / income. Segment operating (loss) / income does not include general corporate expenses, such as corporate overhead (costs incurred at the Company’s global and regional headquarter locations), share-based compensation, and transaction and integration costs, as these expenses are not allocated to the Company’s reportable segments and not reported to the Company’s CODM.

Production Services that are offered depend on the well life cycle in which the services may fall. They include, but are not limited to, the following types of service offerings: hydraulic fracturing, coiled tubing, stimulation and pumping, cementing, nitrogen services, filtration services, pipelines and industrial services, production assurance, artificial lift services, completions and integrated production management.

Drilling and Evaluation Services generates its revenue from the following service offerings: rigs and integrated services, fishing and downhole tools, thru-tubing intervention, tubular running services, directional drilling, drilling and completion fluids, pressure control, well testing services, wireline logging services, and slickline services.

The Company’s operations and activities are located within certain geographies, primarily the MENA region.

Revenue from operations

	Year ended
	December 31, 2025	December 31, 2024	December 31, 2023
Reportable Segment:
Production Services	$815,999	$878,076	$785,642
Drilling and Evaluation Services	508,048	423,628	360,273
Total revenue from external customers	$1,324,047	$1,301,704	$1,145,915

Long-lived assets

	As of
	December 31, 2025	December 31, 2024
Reportable Segment:
Production Services	$222,306	$220,453
Drilling and Evaluation Services	186,738	162,295
Total Reportable Segments	409,044	382,748
Unallocated assets	56,410	55,398
Total long-lived assets	$465,454	$438,146

Unallocated assets mainly comprise of buildings and leasehold improvements in the countries which supports both the segments in the normal course of business.

Total segment operating income

	Year ended
	December 31, 2025	December 31, 2024	December 31, 2023
Reportable Segment:
Production Services	$100,318	$146,869	$111,060
Drilling and Evaluation Services	69,055	63,102	36,461
Total Reportable Segments	169,373	209,971	147,521
Unallocated expenses	(71,053)	(72,267)	(66,818)
Total Operating income	98,320	137,704)	80,703
Interest expense, net	(32,513)	(39,881)	(45,826)
Other (expense) / income, net	(5,409)	(2,325)	(5,031)
Income before income tax	$60,398	$95,498	$29,846

Unallocated expenses for the years ended December 31, 2025, 2024, and 2023, respectively, mainly include corporate selling, general, and administrative expenses (inclusive of amortization), offset in small part by a portion of these costs that are allocated to the reportable segments. As described elsewhere, corporate selling, general, and administrative expenses are primarily comprised of payroll and compensation costs for headquarters’ employees, professional and legal expenses relating to audit firms, consulting firms and legal counsel, and depreciation charges on headquarters’ offices and leasehold improvements.

Significant segment expenses, which represents the difference between segment revenue and pretax segment income, consist of the following:

	Year ended
	December 31, 2025	December 31, 2024	December 31, 2023

Production Services:
Compensation	$187,855	$193,908	$173,539
Cost of products, materials, and supplies	246,994	262,003	231,642
Transport and rental	118,958	115,025	99,432
Depreciation and amortization	76,486	80,547	88,777
Other	85,388	79,724	81,192
	$715,681	$731,207	$674,582

	Year ended
	December 31, 2025	December 31, 2024	December 31, 2023

Drilling and Evaluation Services
Compensation	$153,775	$137,362	$121,707
Cost of products, materials, and supplies	72,637	70,740	64,144
Transport and rental	100,598	68,783	52,736
Depreciation and amortization	47,510	42,386	42,219
Other	64,473	41,255	43,006
	$438,993	$360,526	$323,812

Other segment expenses include mobilization, occupancy, professional, and other costs.

Revenue by geographic area

	Year ended
	December 31, 2025	December 31, 2024	December 31, 2023
Geographic Area:
Domestic (BVI)	$-	$-	$-
MENA	1,315,939	1,282,923	1,132,321
Rest of World	8,108	18,781	13,594
Total revenue	$1,324,047	$1,301,704	$1,145,915

Long-lived assets by geographic area

	As of
	December 31, 2025		December 31, 2024
Geographic area:
Domestic (BVI)	$		$-
MENA		457,124	428,353
Rest of World		8,330	9,793
Total long-lived assets		$465,454	$438,146

Significant customers

Revenues from four customers individually accounted for 49%, 9%, 8% and 7% of the Company’s consolidated revenues in the year ended December 31, 2025, 54%, 9%, 7% and 4% of the Company’s consolidated revenues in the year ended December 31, 2024, and 44%, 8%, 7% and 5% of the Company’s consolidated revenues in the year ended December 31, 2023.

20. SUBSEQUENT EVENTS

On February 28, 2026, the security situation in the Middle East escalated significantly following the commencement of a major military conflict involving the United States, Israel, and Iran. The situation has resulted in the closure of portions of regional airspace and retaliatory military actions affecting multiple countries in the region where the Company operates, including Saudi Arabia, the United Arab Emirates, and Qatar. As of the date of this filing, the Company is not aware of any adverse impact on its personnel, operations, or assets in the countries in which it operates as a result of this conflict. The Company continues to monitor developments in the region and the potential impact on its operations.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to provide reasonable assurance that material information required to be disclosed in our reports that we submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required financial disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in rules 13(a)-15(e) and 15(d)-15(e) under the Securities Exchange Act of 1934, as amended), were effective as of December 31, 2025

There has been no change in our internal controls over financial reporting during the three months ended December 31, 2025, that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

See Item 8 of this Annual Report for (1) Management’s Report on Internal Control Over Financial Reporting and (2) Opinion on Internal Control over Financial Reporting within Report of Independent Registered Public Accounting Firm.

ITEM 9B. OTHER INFORMATION

Securities Trading Plans of Directors and Executive Officers

During the three month period ended December 31, 2025, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of the Company’s ordinary shares that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

We are incorporated in the BVI and our corporate governance practices are governed by applicable BVI law and our Memorandum and Articles of Association, as amended and restated.

We have a Code of Conduct applicable to our employees, contractors, directors and officers, including our CEO and CFO, that meets the standards and definitions of the SEC. Any changes to, or waiver from, the Code of Conduct will be made only by the Board of Directors, or a committee thereof, and appropriate disclosure will be made promptly on our website at www.nesr.com, in accordance with the rules and regulations of the SEC. We have posted a copy of our Code of Conduct on our website at www.nesr.com in the Investor Relations section. The Code of Conduct is available in print at no cost to any shareholder who requests them from our Corporate Secretary.

Information concerning our directors is set forth in the sections entitled “Proposal No. 1, Election of Directors,” “Information about the Director Nominees,” and “Corporate Governance Principles and Board Matters - Committees of the Board of Directors “ in our Definitive Proxy Statement for the 2026 Annual General Meeting of Shareholders to be filed with the SEC pursuant to the Exchange Act within 120 days of the end of our fiscal year on December 31, 2025 (“Proxy Statement”), which sections are incorporated herein by reference. For information regarding our executive officers, see “Item 1. Business - Information About Our Executive Officers” in this Annual Report.

We have adopted an Insider Trading Policy that governs the purchase, sale, and/or other dispositions of our securities by our directors, officers, and employees that is designed to promote compliance with insider trading laws, rules, and regulations, and any listing standards applicable to us. A copy of our Insider Trading Policy is attached hereto as Exhibit 19.1 and incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

Information for this item is set forth in the following section of our Proxy Statement, which section is incorporated herein by reference: “Executive Compensation.”

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information for this item is set forth in the following sections of our Proxy Statement, which sections are incorporated herein by reference: “ Share Ownership of Our Directors and Executive Officers,” “Major Shareholders,” and “Equity Compensation Plan Information.”

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information for this item is set forth in the sections entitled “Corporate Governance Principles and Board Matters-Director Independence” and “Certain Relationships and Related Party Transactions” in our Proxy Statement, which sections are incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Our independent registered public accounting firm is Grant Thornton Audit and Accounting Limited (Dubai Branch), Dubai, UAE, Auditor Firm ID: 3211. Information concerning principal accountant fees and services is set forth in the section entitled “Services Provided by and Fees Paid to Grant Thornton Audit and Accounting Limited (Dubai Branch)” in our Proxy Statement, which section is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	List of Documents filed as part of this Annual Report.

(1)	Financial Statements

All financial statements of the Company as set forth under Item 8 of this Annual Report.

(2)	Financial Statement Schedules

The schedules listed in Reg. 210.5-04 have been omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

(3)	Exhibits

See exhibits listed under Part (b) below.

(b)	Exhibits

No.	Description of Exhibit

1.1	Memorandum and Articles of Association, as amended and restated (incorporated herein by reference to Exhibit 99.2 to the Company’s Periodic Report on Form 6-K (File No. 001-38091) filed on May 21, 2024).
2.1	Specimen Ordinary Share Certificate (incorporated herein by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-1/A (File No. 333-217006) filed on April 25, 2017).
4.1	Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934 (incorporated herein by reference to Exhibit 2.5 to the Company’s Annual Report on Form 20-F (File No. 001-38091) filed on December 29, 2023).
4.2	Relationship Agreement, dated June 5, 2018, by and between the Company, NESR Holdings Limited and Hana Investments Co. WLL (incorporated herein by reference to Exhibit 10.14 to the Company’s Current Report on Form 8-K (File No. 001-38091) filed on June 12, 2018).
4.3	Registration Rights Agreement, dated June 5, 2018, by and between the Company and Hana Investments Co. WLL (incorporated herein by reference to Exhibit 10.15 to the Company’s Current Report on Form 8-K (File No. 001-38091) filed on June 12, 2018).
4.4	Relationship Agreement, dated June 6, 2018, by and between the Company and AL Nowais Investments LLC. (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-38091) filed on June 12, 2018).
4.5	Amended and Restated Registration Rights Agreement, dated June 6, 2018, by and among the Company, NESR Holdings Ltd., Al Nowais Investments LLC, and NESR SPV Limited (incorporated herein by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K (File No. 001-38091) filed on June 12, 2018).

No.	Description of Exhibit
4.6	Voting Agreement, dated June 6, 2018, by and between the Company, NESR Holdings Ltd. and SV3 Holdings PTE LTD (incorporated herein by reference to Exhibit 10.19 to the Company’s Current Report on Form 8-K (File No. 001-38091) filed on June 12, 2018).
4.7	Registration Rights Agreement dated June 6, 2018 by and between the Company and SV3 Holdings PTE LTD (incorporated herein by reference to Exhibit 10.20 to the Company’s Current Report on Form 8-K (File No. 001-38091) filed on June 12, 2018).
10.1*	Form of Restricted Stock Unit Award Agreement
10.2	National Energy Services Reunited Corp. Amended and Restated 2018 Long Term Incentive Plan (incorporated herein by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-8 (File No. 333-280902) filed on July 19, 2024).
19.1	Insider Trading Policy (incorporated herein by reference to Exhibit 11.1 to the Company’s Annual Report on Form 20-F (File No. 001-38091) filed on March 28, 2025).
21*	Subsidiaries of National Energy Services Reunited Corp.
23.1*	Consent of Independent Registered Public Accounting Firm.
31.1*	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer.
31.2*	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer.
32.1**	Certificate of Chief Executive Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002.
32.2**	Certificate of Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002.
97.1	Dodd-Frank Clawback Policy (incorporated herein by reference to Exhibit 97 to the Company’s Annual Report on Form 20-F (File No. 001-38091) filed on March 28, 2025).
97.2*	NEO Compensation Recoupment Policy
101.INS*	XBRL Instance Document.
101.SCH*	XBRL Taxonomy Extension Schema Document.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

* Filed herewith.

** Furnished herewith.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NATIONAL ENERGY SERVICES REUNITED CORP.

By:	/s/ Stefan Angeli
Name:	Stefan Angeli
Title:	Chief Financial Officer
Date:	March 6, 2026

KNOWN ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Sherif Foda and Stefan Angeli, each of whom may act without joinder of the other, as their true and lawful attorneys-in-fact and agents, each with full power of substitution and resubstitution, for such person and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or their substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on this 6 day of March 2026.

By:	/s/ Sherif Foda
Name:	Sherif Foda
Title:	Chief Executive Officer (principal executive officer)
Date:	March 6, 2026

By:	/s/ Stefan Angeli
Name:	Stefan Angeli
Title:	Chief Financial Officer (principal financial officer and principal accounting officer)
Date:	March 6, 2026

By:	/s/ Antonio J. Campo Mejia
Name:	Antonio J. Campo Mejia
Title:	Director
Date:	March 6, 2026

By:	/s/ Yousef Al Nowais
Name:	Yousef Al Nowais
Title:	Director
Date:	March 6, 2026

By:	/s/ Andrew L. Waite
Name:	Andrew L. Waite
Title:	Director
Date:	March 6, 2026

By:	/s/ Anthony (Tony) R. Chase
Name:	Anthony (Tony) R. Chase
Title:	Director
Date:	March 6, 2026

By:	/s/ Lisa A. Pollina
Name:	Lisa A. Pollina
Title:	Director
Date:	March 6, 2026

