Form 10-Q
period 2026-03-31
National Energy Services Reunited Corp.
filed 2026-05-11
CIK 1698514

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number: 001-38091

NATIONAL ENERGY SERVICES REUNITED CORP.

(Exact name of registrant as specified in its charter)

British Virgin Islands	82-4881231
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

777 Post Oak Blvd., Suite 730, Houston, Texas	77056
(Address of principal executive offices)	(Zip Code)

+1 (832) 925-3777
Registrant’s telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Ordinary shares, no par value per share	NESR	The Nasdaq Capital Market

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Yes ☐ No ☒

As of March 31, 2026, the registrant had 100,847,255 ordinary shares outstanding.

NATIONAL ENERGY SERVICES REUNITED CORP.

FORM 10-Q

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

NATIONAL ENERGY SERVICES REUNITED CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(In US$ thousands, except share data)

Description	March 31, 2026	December 31, 2025

Assets
Current assets
Cash and cash equivalents	$92,956	124,797
Accounts receivable, net (Note 3)	227,932	178,020
Unbilled revenue	171,341	121,186
Service inventories (Note 4)	96,206	94,834
Prepaid assets	9,706	13,237
Retention withholdings	26,214	33,125
Other receivables	54,753	54,511
Other current assets	10,513	10,664
Total current assets	689,621	630,374
Non-current assets
Property, plant and equipment, net (Note 5)	476,154	465,454
Intangible assets, net	42,434	47,086
Goodwill	645,095	645,095
Operating lease right-of-use assets	25,977	20,300
Other assets	44,649	43,210
Total assets	$1,923,930	$1,851,519

Liabilities and equity
Liabilities
Accounts payable and accrued expenses	483,048	421,064
Current installments of long-term debt (Note 6)	64,500	64,500
Short-term borrowings (Note 6)	47,353	54,250
Income taxes payable (Note 7)	30,843	25,092
Other taxes payable	15,152	12,351
Operating lease liabilities	1,984	2,948
Other current liabilities	17,408	24,715
Total current liabilities	660,288	604,920

Long-term debt (Note 6)	175,542	191,378
Deferred tax liabilities	918	1,691
Employee benefit liabilities	36,971	36,321
Non-current operating lease liabilities	22,683	18,447
Other liabilities	32,319	30,846
Total liabilities	928,721	883,603

Commitments and contingencies (Note 8)

Equity
Preferred shares, no par value; unlimited shares authorized; none issued and outstanding at March 31, 2026, and December 31, 2025, respectively	-	-
Ordinary shares and additional paid-in capital, no par value; unlimited shares authorized; 100,847,255 and 100,787,173 shares issued and outstanding at March 31, 2026, and December 31, 2025, respectively	906,311	902,845
Retained income	88,829	65,002
Accumulated other comprehensive income	69	69
Total equity	995,209	967,916
Total liabilities and equity	$1,923,930	$1,851,519

The accompanying notes are an integral part of the consolidated financial statements.

NATIONAL ENERGY SERVICES REUNITED CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(In US$ thousands, except share data and per share amounts)

	For the three-month period ended
Description	March 31, 2026	March 31, 2025

Revenues	$404,586	$303,102
Cost of services	(352,755)	(265,647)
Gross profit	51,831	37,455
Selling, general, and administrative expenses (excluding Amortization)	(11,103)	(11,821)
Amortization	(4,693)	(4,693)
Operating income	36,035	20,941
Interest expense, net	(6,543)	(8,284)
Other income, net	1,449	1,059
Income before income tax	30,941	13,716
Income tax expense	(7,114)	(3,325)
Net income	$23,827	$10,391

Weighted average shares outstanding (Note 9):
Basic	100,803,435	96,139,181
Diluted	102,931,550	96,710,484

Earnings per share (Note 9):
Basic	$0.24	$0.11
Diluted	$0.23	$0.11

The accompanying notes are an integral part of the consolidated financial statements.

4

NATIONAL ENERGY SERVICES REUNITED CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(In US$ thousands)

	For the three-month period ended
Description	March 31, 2026	March 31, 2025

Net income	$23,827	$10,391
Other comprehensive income, net of tax	-	-
Foreign currency translation adjustments	-	-
Total comprehensive income, net of tax	$23,827	$10,391

The accompanying notes are an integral part of the consolidated financial statements.

NATIONAL ENERGY SERVICES REUNITED CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (UNAUDITED)

(In US$ thousands, except share data)

		Ordinary Shares
		and Additional	Accumulated Other
	Ordinary	Paid-in	Comprehensive	Retained	Total
Description	Shares	Capital	Income	Income	Equity

Balance at December 31, 2025	100,787,173	$902,845	$69	$65,002	$967,916
Share-based compensation expense	-	2,502	-	-	2,502
Issuance of equity-classified restricted share units	10,081	-	-	-	-
Settlement of liability-classified share-based compensation	50,001	964	-	-	964
Net income	-	-	-	23,827	23,827
Balance at March 31, 2026	100,847,255	$906,311	$69	$88,829	$995,209

		Ordinary Shares
		and Additional	Accumulated Other
	Ordinary	Paid-in	Comprehensive	Retained	Total
Description	Shares	Capital	Income	Income	Equity

Balance at December 31, 2024	96,045,856	$894,293	$69	$13,870	$908,232
Share-based compensation expense	-	1,856	-	-	1,856
Issuance of equity-classified restricted share units	245,757	-	-	-	-
Settlement of liability-classified share-based compensation	61,353	-	-	-	-
Net income	-	-	-	10,391	10,391
Balance at March 31, 2025	96,352,966	$896,149	$69	$24,261	$920,479

The accompanying notes are an integral part of the consolidated financial statements.

NATIONAL ENERGY SERVICES REUNITED CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In US$ thousands)

	For the three-month period ended
Description	March 31, 2026	March 31, 2025
Cash flows from operating activities:
Net income	$23,827	$10,391
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	33,779	36,035
Share-based compensation expense	2,502	1,856
(Gain) loss on disposal of assets	(373)	(363)
Non-cash interest expense (income)	(192)	(143)
Deferred tax expense (benefit)	1,132	(1,239)
Allowance for doubtful receivables and unbilled revenue	480	(16)
Charges on obsolete service inventories	853	920
Impairments and other charges	-	1,118
Other operating activities, net	25	38
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(50,392)	(27,524)
(Increase) decrease in unbilled revenue	(50,154)	(18,339)
(Increase) decrease in retention withholdings	6,910	8,834
(Increase) decrease in inventories	(2,224)	(5,567)
(Increase) decrease in prepaid assets	3,531	746
(Increase) decrease in other current assets	429	(2,646)
(Increase) decrease in other long-term assets and liabilities	(1,934)	2,137
Increase (decrease) in accounts payable and accrued expenses	61,419	15,094
Increase (decrease) in other current liabilities	1,127	(847)
Net cash provided by operating activities	30,745	20,485

Cash flows from investing activities:
Capital expenditures	(36,004)	(30,124)
IPM investments (Note 2)	-	-
Proceeds from disposal of assets	402	637
Other investing activities	(833)	(2,000)
Net cash used in investing activities	(36,435)	(31,487)

Cash flows from financing activities:
Proceeds from long-term debt	-	-
Repayments of long-term debt	(16,125)	(17,537)
Proceeds from short-term borrowings	19,587	26,841
Repayments of short-term borrowings	(26,498)	(26,252)
Payments on capital leases	(1,000)	(710)
Payments on seller-provided financing for capital expenditures	(1,265)	(601)
Other financing activities, net	-	-
Net cash used in financing activities	(25,301)	(18,259)

Effect of exchange rate changes on cash	-	-
Net increase (decrease) in cash, cash equivalents, and restricted cash	(30,991)	(29,261)
Cash and cash equivalents, beginning of period	132,696	107,956
Cash, cash equivalents, and restricted cash, end of period (Note 2)	$101,705	$78,695

The accompanying notes are an integral part of the consolidated financial statements.

NATIONAL ENERGY SERVICES REUNITED CORP. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. BASIS OF PRESENTATION

The accompanying consolidated financial statements of National Energy Services Reunited Corp. (the “Company,” “NESR,” “we,” “our,” “us,” or similar terms) have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements.

In the opinion of NESR management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included in the accompanying financial statements. All intercompany transactions and balances have been eliminated in consolidation. All amounts are shown in thousands ($000s) of U.S. dollars, except as noted.

Operating results for the three-month period ended March 31, 2026, are not necessarily indicative of the results that may be expected for the full year ending December 31, 2026. The balance sheet as of December 31, 2025 has been derived from NESR’s audited financial statements for the year then ended.

For further information, refer to the Consolidated Financial Statements and related notes included in NESR’s Annual Report on Form 10-K for the year ended December 31, 2025, filed with the Securities and Exchange Commission on March 6, 2026.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash, cash equivalents, and restricted cash

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the Consolidated Balance Sheets to the amounts shown in the Consolidated Statements of Cash Flows (in US$ thousands):

	As of
	March 31, 2026	December 31, 2025

Cash and cash equivalents	$92,956	$124,797
Restricted cash – current	6,447	6,260
Restricted cash – non-current	2,302	1,639
Cash, cash equivalents, and restricted cash	$101,705	$132,696

Supplemental cash flow information

Non-cash transactions were as follows:

●	Purchases of property, plant, and equipment in Accounts payable of $36.7 million and $37.8 million at March 31, 2026, and December 31, 2025, respectively, are not included under “Capital expenditures” within the Consolidated Statements of Cash Flows.
●	Purchases of property, plant, and equipment using seller-provided installment financing of $5.2 million and $2.1 million at March 31, 2026, and December 31, 2025, in Accounts payable are not included under “Payments on seller-provided financing for capital expenditures” within the Consolidated Statements of Cash Flows.

Production Management Assets

The Company’s Integrated Production Management (“IPM”) projects are focused on developing and managing production on behalf of the Company’s customers under long-term agreements. Under these arrangements, the Company contributes its own services and products and, in certain cases, cash, toward the customer’s field development activities and operations. Although in certain arrangements the Company is paid for a portion of the services or products it provides, generally the Company will not be paid at the time of providing its services or upon delivery of its products. Instead, the Company is compensated based on cash flow generated by cash from the customer’s wells. Revenues from IPM arrangements, which is recognized as the related production is achieved, represented 0.0% (zero) and 0.8% of the Company’s Revenues for the three-month periods ended March 31, 2026, and March 31, 2025, respectively.

The Company capitalizes its cash investments in a project as well as the direct costs associated with providing services or products for which the Company will be compensated when the related production is achieved. These capitalized investments are amortized to the Consolidated Statements of Operations as the related production is achieved based on the units of production method, whereby each unit produced is assigned a pro-rata portion of the unamortized costs based on estimated total production, resulting in a matching of revenue with the applicable costs. Amortization expense relating to these capitalized investments was $0.0 (zero) million and $1.9 million for the three-month periods ended March 31, 2026, and March 31, 2025, respectively.

The unamortized portion of the Company’s investments in IPM projects was $0.0 (zero) million and $0.0 (zero) million at March 31, 2026, and December 31, 2025, respectively.

At March 31, 2026, and March 31, 2025, the Company assessed whether the unamortized costs associated with these investments exceed the present value of future cash flows from the projects, and recorded an impairment charge to Cost of Services of $0.0 (zero) million and $1.1 million for the three-month periods ended March 31, 2026, and March 31, 2025, respectively.

Recently issued accounting standards not yet adopted

On November 4, 2024, the FASB issued ASU No. 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (the “ASU”), which requires disaggregated disclosure of income statement expenses for public business entities (“PBEs”). The ASU does not change the expense captions an entity presents on the face of the income statement; rather, it requires disaggregation of certain expense captions into specified categories in disclosures within the footnotes to the financial statements. ASU 2024-03 is effective for all PBEs for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted. The Company is currently reviewing the impact of the adoption on the consolidated financial statements.

All new accounting pronouncements that have been issued but not yet effective are currently being evaluated and, at this time, are not expected to have a material impact on our financial position or results of operations.

3. ACCOUNTS RECEIVABLE, NET

The following table summarizes the accounts receivable of the Company as of the period end dates set forth below (in US$ thousands):

	As of
	March 31, 2026	December 31, 2025
Trade receivables	$242,142	$191,792
Less: allowance for credit losses	(14,210)	(13,772)
Total	$227,932	$178,020

Trade receivables relate to the sale of services, for which credit is extended based on the Company’s evaluation of the customer’s creditworthiness. The movement in the allowance for credit losses is as follows (in US$ thousands):

	For the three-month period ended
	March 31, 2026	March 31, 2025

Allowance for credit losses at beginning of period	$(13,772)	$(15,206)
(Increase) decrease to allowance for the period	(480)	16
Write-off of credit losses	42	160
Reclassifications	-	-
Allowance for credit losses at end of period	$(14,210)	$(15,030)

4. SERVICE INVENTORIES

The following table summarizes the service inventories for the period end dates as set forth below (in US$ thousands):

	March 31,	December 31,
	2026	2025

Spare parts and consumables	$60,339	$59,469
Chemicals	35,867	35,365
Total	$96,206	$94,834

5. PROPERTY, PLANT, & EQUIPMENT

Property, plant and equipment, net of accumulated depreciation, of the Company consists of the following as of the period end dates set forth below (in US$ thousands):

	Estimated Useful	As of
	Lives (in years)	March 31, 2026	December 31, 2025
Buildings and leasehold improvements	5 to 25	$56,588	$56,937
Drilling rigs, plant and equipment	1 to 15	856,146	818,147
Office equipment (furniture and fixtures) and tools	3 to 10	14,930	14,785
Vehicles and cranes	5 to 10	8,944	9,364
Less: Accumulated depreciation		(538,331)	(522,072)
Land		11,664	11,664
Capital work in progress		66,213	76,629
Total		$476,154	$465,454

The Company recorded depreciation expense of $29.1 million and $29.5 million for the three-month period ended March 31, 2026, and the three-month period ended March 31, 2025, respectively, within Cost of Services in the Consolidated Statements of Operations.

6. DEBT

Long-term debt

The Company’s long-term debt obligations consist of the following (in US$ thousands):

	March 31, 2026	December 31, 2025

Secured Term Loan	$241,875	$258,000
Secured Revolving Credit Facility	-	-
Less: unamortized debt issuance costs	(1,833)	(2,122)
Total loans and borrowings	240,042	255,878
Less: current installments	(64,500)	(64,500)
Long-term debt, net of unamortized debt issuance costs and excluding current installments	$175,542	$191,378

2021 Secured Facilities Agreement

On November 4, 2021, the Company entered into an $860 million Secured Facilities Agreement (the “2021 Secured Facilities Agreement”). At inception, the 2021 Secured Facilities Agreement consisted of a $430 million term loan due by November 4, 2027 (the “Term Loan” or “Secured Term Loan”), a $80.0 million revolving credit facility due by November 4, 2025 (“RCF” or “Secured Revolving Credit Facility”), and a $350 million working capital facility that renews annually or bi-annually by mutual agreement between the lenders and the Company. The Secured Revolving Credit Facility was extended from November 4, 2025, to February 4, 2026, by mutual agreement of the Company and its lenders. Following February 4, 2026, the Company did not extend its Secured Revolving Credit Facility, as operating cash flow, together with available cash and cash equivalents, is sufficient to support working capital, capital expenditures, and debt repayment obligations. The Company is currently working with its lenders to refinance and extend the 2021 Secured Facilities Agreement.

Borrowings under the Term Loan incur, and prior borrowings under the RCF incurred, interest based on the secured overnight financing rate (“SOFR”) for U.S. dollar-denominated borrowings or the Saudi Arabian Interbank Offered Rate (“SAIBOR”) for Saudi Arabia Riyal borrowings plus 2.6% to 3.0% per annum, varying based on the Company’s Net Debt / EBITDA ratio as defined in the 2021 Secured Facilities Agreement. As of March 31, 2026, and December 31, 2025, this resulted in interest rates of 6.52% and 7.13%, respectively, for U.S. dollar-denominated borrowings, and interest rates of 7.44% and 7.61%, respectively, for Saudi Arabian Riyal borrowings. As of March 31, 2026, and December 31, 2025, the Company had drawn $241.9 million and $258.0 million, respectively, of the Term Loan, and $0.0 (zero) million and $0.0 (zero) million, respectively, of the RCF. Additionally, as of March 31, 2026, and December 31, 2025, the Company had $0.0 (zero) million and $59.2 million, respectively, available to be drawn under the RCF.

The 2021 Secured Facilities Agreement also includes a working capital facility of $259 million and $325 million as of March 31, 2026, and December 31, 2025, respectively, for issuance of letters of guarantee, letters of credit and refinancing letters of credit into debt over a period of no more than two years, which carries an interest rate equal to SOFR for U.S. dollar-denominated borrowings, or SAIBOR for Saudi Arabia Riyal borrowings, for the applicable interest period, plus a margin of 1.25% to 1.5% per annum. The working capital facility decreased by $66.0 million during the quarter ended March 31, 2026, due to the scheduled expiration of one tranche of availability within the lender syndicate. As of March 31, 2026, and December 31, 2025, this resulted in interest rates of 6.52% and 7.13%, respectively, for U.S. dollar-denominated borrowings, and interest rates of 7.44% and 8.18%, respectively, for Saudi Arabian Riyal borrowings. The working capital facility requires the payment of a commitment fee each quarter. The commitment fee is computed at the rate of 0.3125% (25% of the margin) on the facility lender’s available commitment for the relevant quarter. As of March 31, 2026, and December 31, 2025, the Company had utilized $241.7 million and $243.8 million, respectively, under this working capital facility and the balance of $17.3 million and $81.2 million, respectively, was available to the Company.

The 2021 Secured Facilities Agreement includes covenants that specify maximum leverage (Net Debt / EBITDA) up to 3.50, minimum debt service coverage ratio (Cash Flow / Debt Service) of at least 1.25, and interest coverage (EBITDA / Interest) of at least 4.00. As of March 31, 2026, and December 31, 2025, the Company was in compliance with all financial and non-financial covenants under the 2021 Secured Facilities Agreement.

Short-term debt

The Company’s short-term debt obligations consist of the following (in US$ thousands):

	March 31, 2026	December 31, 2025

Other short-term borrowings from working capital facilities	$47,353	$54,250
Less: unamortized debt issuance costs	-	-
Short-term debt, excluding current installments of long-term debt	$47,353	$54,250

Short-term borrowings primarily consist of financing for capital equipment and inventory purchases.

Other debt information

Scheduled principal payments of long-term debt for periods subsequent to March 31, 2026, are as follows (in US$ thousands):

2026	$48,375
2027	193,500
2028	-
2029	-
2030	-
Total long-term debt	$241,875

7. INCOME TAXES

NESR is a holding company incorporated in the British Virgin Islands (“BVI”), which imposes a 0% statutory corporate income tax rate on income generated outside the jurisdiction. NESR’s subsidiaries operate across multiple tax jurisdictions in the MENA region, where statutory tax rates generally range from 0% to 35%. However, the adoption of Domestic Minimum Top-Up Taxes (DMTT) under the OECD Pillar Two framework has, in many cases, resulted in effective tax rates exceeding local statutory minimums.

The Company recorded income tax expense of $7.1 million with an effective tax rate of 23.0%, and $3.3 million with an effective tax rate of 24.2%, for the three-month periods ended March 31, 2026, and March 31, 2025, respectively, in the Consolidated Statements of Operations.

The period-on-period decrease in the effective tax rate is primarily driven by changes in geographic earnings mix, as well as higher pre-tax income relative to adjustments related to the Company’s uncertain tax positions and unrecognized tax benefits.

8. COMMITMENTS AND CONTINGENCIES

Capital expenditure commitments

The Company was committed to incur capital expenditures of $75.8 million and $45.6 million at March 31, 2026, and December 31, 2025, respectively. Substantially all of the commitments outstanding as of March 31, 2026, are expected to be settled during 2026 and 2027.

Other commitments

The Company purchases certain property, plant, and equipment using seller-provided installment financing with payment terms extending to 24 months. As of March 31, 2026, and December 31, 2025, the Company recorded $5.2 million and $2.1 million, respectively, in Accounts payable for amounts due using seller-provided installment financing.

The Company had outstanding letters of credit amounting to $7.2 million and $6.6 million as of March 31, 2026, and December 31, 2025, respectively.

In the normal course of business with customers, vendors and others, the Company has entered into off-balance sheet arrangements, such as surety bonds for performance, and other bank issued guarantees which totaled $193.3 million and $187.1 million as of March 31, 2026, and December 31, 2025, respectively. The Company has also entered into cash margin guarantees totaling $16.0 million and $14.9 million at March 31, 2026, and December 31, 2025, respectively. A liability is accrued when a loss is both probable and can be reasonably estimated. Cash margin guarantees totaling $8.7 million and $7.9 million have been secured by restricted cash deposits at March 31, 2026, and December 31, 2025, respectively. None of the off-balance sheet arrangements either has, or is likely to have, a material effect on the Company’s consolidated financial statements.

Legal proceedings

In the first quarter of 2024, the Company lost control (i.e., ceased to be the primary beneficiary) of a subsidiary in Qatar following a judgment from a lawsuit concerning the ownership and historical profits of this entity. Neither the deconsolidation event nor any potential losses associated with these historical profits were deemed material to the Company’s financial position or results of operations. Subsequent to the judgment, the plaintiff initiated similar actions against other unrelated Company entities in both Qatar and the United Arab Emirates. Based on the advice of legal counsel in each jurisdiction, the Company believes it has strong grounds to defend its positions in both jurisdictions; however, the ultimate outcome of these proceedings cannot be determined at this time. The Company currently estimates that a loss in the range of $1.2 million to $11.8 million (43.1 million Qatari Riyals), for which it is jointly and severally liable with a co-defendant, could be incurred in connection with these matters.

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

9. EARNINGS PER SHARE

The following tables provide a reconciliation of the data used in the calculation of basic and diluted ordinary shares outstanding for the three-month periods ended March 31, 2026, and March 31, 2025, respectively.

Date	Transaction Detail	Change in Shares	Three-month period ended March 31, 2026, Weighted Average Ordinary Shares Outstanding
January 1, 2026	Beginning Balance		100,787,173
January 15, 2026	Equity-classified Restricted Stock Issuance	833	694
January 30, 2026	Equity-classified Restricted Stock Issuance	7,332	4,888
February 25, 2026	Equity-classified Restricted Stock Issuance	1,666	629
March 13, 2026	Equity-classified Restricted Stock Issuance	250	50
March 13, 2026	Settlement of liability-classified share-based compensation	50,001	10,001
March 31, 2026	Ending Balance		100,803,435

Date	Transaction Detail	Change in Shares	Three-month period ended March 31, 2025, Weighted Average Ordinary Shares Outstanding
January 1, 2025	Beginning Balance		96,045,856
January 6, 2025	Settlement of liability-classified share-based compensation	61,353	57,263
February 17, 2025	Equity-classified Restricted Stock Issuance	666	311
February 27, 2025	Equity-classified Restricted Stock Issuance	1,000	356
March 17, 2025	Equity-classified Restricted Stock Issuance	12,430	1,934
March 18, 2025	Equity-classified Restricted Stock Issuance	231,661	33,461
March 31, 2025	Ending Balance		96,139,181

The following tables provide the computation of basic and diluted earnings per share (“EPS”) for the three-month periods ended March 31, 2026, and March 31, 2025, respectively.

	For the three-month period ended
	March 31, 2026			March 31, 2025
	Net income to Ordinary Shareholders	Weighted-average ordinary shares outstanding	EPS	Net income to Ordinary Shareholders	Weighted-average ordinary shares outstanding	EPS

Basic EPS - ordinary shares	$23,827	100,803,435	$0.24	$10,391	96,139,181	$0.11
Restricted stock units	-	2,128,115	(0.01)	-	571,303	(0.00)
Antidilution sequencing - subtotal	23,827	102,931,550	0.23	10,391	96,710,484	0.11
35,540,380 warrants @ $5.75 per half share	-	-	-	-	-	-
Diluted EPS - ordinary shares	$23,827	102,931,550	$0.23	$10,391	96,710,484	$0.11

Prior to the announcement of the exchange offer on May 30, 2025, potentially dilutive warrants had no impact on the determination of dilutive earnings per share as these potential ordinary shares were antidilutive for the three-month period ended March 31, 2025.

In addition to the warrants, the Company excluded 896,880 and 2,019,453 weighted-average restricted stock units from dilutive ordinary shares for the three-month periods ended March 31, 2026, and 2025, respectively, as they were assumed to be repurchased due to the impact of unrecognized share-based compensation cost.

10. REPORTABLE SEGMENTS

The Company determines its operating segments using the management approach, under which its Chief Executive Officer, as the Company’s chief operating decision maker, regularly reviews financial information to allocate resources and assess performance. The Company has identified two reportable segments, Production Services and Drilling and Evaluation Services, which provide a range of oilfield services to oil and natural gas customers across the well lifecycle. Segment performance is evaluated primarily based on revenue and segment operating income (loss), excluding corporate-level expenses such as overhead, share-based compensation, and transaction-related costs. The Company’s operations are primarily located in the MENA region.

Revenue from operations

	For the three-month period ended
(in US$ thousands)	March 31, 2026	March 31, 2025
Reportable Segment:
Production Services	$241,045	$188,087
Drilling and Evaluation Services	163,541	115,015
Total external revenue	$404,586	$303,102

Long-lived assets

	As of
(in US$ thousands)	March 31, 2026	December 31, 2025
Reportable Segment:
Production Services	$223,324	$222,306
Drilling and Evaluation Services	197,832	186,738
Total Reportable Segments	421,156	409,044
Unallocated assets	54,998	56,410
Total long-lived assets	$476,154	$465,454

Unallocated assets mainly comprise buildings and leasehold improvements in the countries which support both segments in the normal course of business.

Total segment operating income

	For the three-month period ended
(in US$ thousands)	March 31, 2026	March 31, 2025
Reportable Segment:
Production Services	$32,737	$20,029
Drilling and Evaluation Services	18,182	16,147
Total Reportable Segments	50,919	36,176
Unallocated expenses	(14,884)	(15,235)
Total operating income	36,035	20,941
Interest expense, net	(6,543)	(8,284)
Other income, net	1,449	1,059
Income before income tax	$30,941	$13,716

Unallocated expenses for the three-month periods ended March 31, 2026, and March 31, 2025, respectively, mainly include corporate selling, general, and administrative expenses (inclusive of amortization), offset in small part by a portion of these costs that are allocated to the reportable segments. As described elsewhere, corporate selling, general, and administrative expenses are primarily comprised of payroll and compensation costs for headquarters’ employees, professional and legal expenses relating to audit firms, consulting firms and legal counsel, and depreciation charges on headquarters’ offices and leasehold improvements.

Significant segment expenses, which represent the difference between segment revenue and pre-tax segment income, consist of the following:

	For the three-month period ended
(in US$ thousands)	March 31, 2026	March 31, 2025

Production Services:
Compensation	$49,093	$47,025
Cost of products, materials, and supplies	82,560	53,017
Transport and rental	34,296	28,316
Depreciation and amortization	16,140	20,232
Other	26,219	19,462
Total	$208,308	$168,052

	For the three-month period ended
(in US$ thousands)	March 31, 2026	March 31, 2025

Drilling and Evaluation Services:
Compensation	$46,704	$36,658
Cost of products, materials, and supplies	23,166	17,932
Transport and rental	41,474	22,287
Depreciation and amortization	13,120	11,405
Other	20,895	10,592
Total	$145,359	$98,874

Other segment expenses include mobilization, occupancy, professional, and other costs.

Revenue by geographic area

	For the three-month period ended
(in US$ thousands)	March 31, 2026	March 31, 2025
Geographic Area:
Domestic (British Virgin Islands)	$-	$-
MENA	402,805	301,458
Rest of World	1,781	1,644
Total revenue	$404,586	$303,102

Long-lived assets by geographic area

	As of
(in US$ thousands)	March 31, 2026	December 31, 2025
Geographic area:
Domestic (British Virgin Islands)	$-	$-
MENA	468,347	457,124
Rest of World	7,807	8,330
Total long-lived assets	$476,154	$465,454

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes included in this Quarterly Report on Form 10-Q (“Quarterly Report”). In addition, such analysis should be read in conjunction with the audited consolidated financial statements, the related notes, and the other information included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 (“2025 Annual Report”). The following discussion and analysis contain forward-looking statements that reflect our future plans, estimates, beliefs and expected performance. Please read “Cautionary Note Regarding Forward-Looking Statements” below.

National Energy Services Reunited Corp. (the “Company,” “NESR,” “we,” “our,” “us” or similar terms) is one of the largest oilfield services providers in the Middle East and North Africa (“MENA”) region. The Company’s business consists primarily of upstream and midstream oilfield services with oil and natural gas companies as customers. NESR’s revenues are primarily derived by providing production services (“Production Services”) such as hydraulic fracturing, coiled tubing, stimulation and pumping, cementing, nitrogen services, filtration services, pipelines and industrial services, production assurance, artificial lift services, completions and integrated production management. NESR also provides drilling and evaluation services (“Drilling and Evaluation Services”) such as rigs and integrated services, fishing and downhole tools, thru-tubing intervention, tubular running services, directional drilling, drilling and completion fluids, pressure control, well testing services, wireline logging services, and slickline services. NESR has significant operations throughout the MENA region including Saudi Arabia, Oman, Kuwait, United Arab Emirates (“UAE”), Iraq, Algeria, Egypt and Libya.

EXECUTIVE OVERVIEW

Drivers of Our Financial Condition and Results of Operations

As of the end of the three-month period covered by this Quarterly Report, the ongoing conflict between the United States, Israel and Iran has contributed to heightened volatility in global crude oil markets and increased upstream activity across the MENA region, as reflected in the increase in Brent crude prices and the regional rig count discussed below. While these conditions have favorably impacted customer demand for our services during the period, the duration, scope and ultimate trajectory of the conflict remain uncertain, and a de-escalation, a further escalation, or related sanctions, supply disruptions or geopolitical responses could materially affect commodity prices, customer capital spending and our results of operations and financial condition in future periods. For a full discussion of the drivers of our financial condition and results of operations, see the section entitled “Drivers of Our Financial Condition and Results of Operations” in Part II, Item 7 of our 2025 Annual Report.

Key Performance Indicators

As of the end of the three-month period covered by this Quarterly Report, there have been no material changes regarding our key performance indicators except as provided in the following table which shows rig count (Source: Baker Hughes Published Rig Count Data) and oil prices (Source: U.S. Energy Information Administration - Brent – Europe) as of the dates indicated. For a full discussion of our key performance indicators, see the section entitled “Key Performance Indicators” in Part II, Item 7 of our 2025 Annual Report.

	As of
	March 31, 2026	December 31, 2025
Rig count:
MENA	555	565
Rest of World – outside of North America	507	500
Total International Rig Count	1,062	1,065

Brent Crude (per barrel)	$126.69	$61.35

RESULTS OF OPERATIONS

We operate our business through two operating segments and report our results of operations through two reporting segments, Production Services and Drilling and Evaluation Services, which aggregate services performed during distinct stages of a typical life cycle of an oil well.

Production Services. Our Production Services segment includes the results of operations from services that are generally offered and performed during the production stage of a well’s lifecycle. These services mainly include hydraulic fracturing, coiled tubing, stimulation and pumping, cementing, nitrogen services, filtration services, pipelines and industrial services, production assurance, artificial lift services, completions and integrated production management. Our Production Services accounted for 60% and 62% of our revenues for the three-month periods ended March 31, 2026, and March 31, 2025, respectively.

Drilling and Evaluation Services. Our Drilling and Evaluation Services segment includes the results of operations from services that are generally offered and performed during pre-production stages of a well’s lifecycle and related mainly to the operation of oil rigs. The services mainly include rigs and integrated services, fishing and downhole tools, thru-tubing intervention, tubular running services, directional drilling, drilling and completion fluids, pressure control, well testing services, wireline logging services and slickline services. Our Drilling and Evaluation Services accounted for 40% and 38% of our revenues for the three-month periods ended March 31, 2026, and March 31, 2025, respectively.

For a full discussion of our reportable segments, see the section entitled “Business” in Part I, Item 1 of our 2025 Annual Report.

Key Components of Revenues and Expenses

As of the end of the three-month period covered by this Quarterly Report, there have been no material changes to our key components of revenues and expenses. See the section entitled “Key Components of Revenues and Expenses” in Part II, Item 7 of our 2025 Annual Report for more information.

2026 compared to 2025

The following table presents our Consolidated Statements of Operations (Unaudited) data for the periods indicated (in US$ thousands):

	For the three-month period ended
Description	March 31, 2026	March 31, 2025

Revenues	$404,586	$303,102
Cost of services	(352,755)	(265,647)
Gross profit	51,831	37,455
Selling, general, and administrative expenses (excluding Amortization)	(11,103)	(11,821)
Amortization	(4,693)	(4,693)
Operating income	36,035	20,941
Interest expense, net	(6,543)	(8,284)
Other income, net	1,449	1,059
Income before income tax	30,941	13,716
Income tax expense	(7,114)	(3,325)
Net income	$23,827	$10,391

Revenue. Revenue was $404.6 million for the three-month period ended March 31, 2026, compared to $303.1 million for the three-month period ended March 31, 2025.

The table below presents our revenue by segment for the periods indicated (in US$ thousands):

	For the three-month period ended
	March 31, 2026	March 31, 2025
Reportable Segment:
Production Services	$241,045	$188,087
Drilling and Evaluation Services	163,541	115,015
Total revenue	$404,586	$303,102

Production Services revenue was $241.0 million for the three-month period ended March 31, 2026, compared to $188.1 million for the three-month period ended March 31, 2025. The change in revenue was primarily due to increased hydraulic fracturing stages in Saudi Arabia.

Drilling and Evaluation Services revenue was $163.5 million for the three-month period ended March 31, 2026, compared to $115.0 million for the three-month period ended March 31, 2025. The change in revenue was primarily due to increased well testing activity in Saudi Arabia.

Cost of services. Cost of services was $352.8 million for the three-month period ended March 31, 2026, compared to $265.6 million for the three-month period ended March 31, 2025. Cost of services as a percentage of total revenue was 87.2% and 87.6% for the three-month periods ended March 31, 2026, and March 31, 2025, respectively. The change in cost of services as a percentage of total revenue is mainly due to increased activity levels in the period ended March 31, 2026, as compared to the prior year period, reflecting improved cost absorption as revenue scaled. Cost of services included depreciation expense of $29.1 million, and $29.5 million for the three-month period ended March 31, 2026, and March 31, 2025, respectively.

Gross profit. Gross profit was $51.8 million for the three-month period ended March 31, 2026, compared to $37.5 million for the three-month period ended March 31, 2025. Gross profit as a percentage of total revenue was 12.8% and 12.4% for the three-month period ended March 31, 2026, and the three-month period ended March 31, 2025, respectively. The change in trend is described under “Revenue” and “Cost of services.”

SG&A expense. SG&A expense, which represents costs associated with managing and supporting our operations, was $11.1 million for the three-month period ended March 31, 2026, compared to $11.8 million for the three-month period ended March 31, 2025. SG&A expense as a percentage of total revenue was 2.7% and 3.9% for the three-month period ended March 31, 2026, and March 31, 2025, respectively. The period-over-period decrease in SG&A expense was primarily attributable to lower spending on activities related to the remediation of the Company’s material weakness, as the Company completed remediation as of June 30, 2025 and therefore incurred significant remediation-related costs during the quarter ended March 31, 2025.

Amortization expense. Amortization expense was $4.7 million for the three-month period ended March 31, 2026, compared to $4.7 million for the three-month period ended March 31, 2025. Amortization expense is driven mainly by acquired intangible assets resulting from acquisitions.

Interest expense, net. Interest expense, net, was $6.5 million for the three-month period ended March 31, 2026, compared to $8.3 million for the three-month period ended March 31, 2025. Interest expense, net, decreased period-over-period, due to lower debt levels during 2026 as compared to 2025.

Other income, net. Other income, net, was $1.4 million for the three-month period ended March 31, 2026, compared to $1.1 million for the three-month period ended March 31, 2025.

Income tax expense. Income tax expense was $7.1 million for the three-month period ended March 31, 2026, compared to $3.3 million for the three-month period ended March 31, 2025. The decrease in effective tax rate period-on-period is primarily attributable to changes in geographic earnings mix, as well as higher pre-tax income relative to adjustments related to the Company’s uncertain tax positions and unrecognized tax benefits. See Note 7, Income Taxes, to our consolidated financial statements included in Item 1, “Financial Statements,” of this Quarterly Report.

Net income. Net income was $23.8 million for the three-month period ended March 31, 2026, compared to $10.4 million for the three-month period ended March 31, 2025.

Supplemental Segment Operating Income Discussion

	For the three-month period ended
(in US$ thousands)	March 31, 2026	March 31, 2025
Reportable Segment:
Production Services	$32,737	$20,029
Drilling and Evaluation Services	18,182	16,147

Production Services operating income was $32.7 million for the three-month period ended March 31, 2026, compared to $20.0 million for the three-month period ended March 31, 2025. The change in Supplemental Segment Operating Income was primarily due to increased hydraulic fracturing stages in Saudi Arabia with a significant portion of incremental revenue translating into segment operating income.

Drilling and Evaluation operating income was $18.2 million for the three-month period ended March 31, 2026, compared to $16.1 million for the three-month period ended March 31, 2025. The change in Supplemental Segment Operating Income was primarily due to additional well testing activity in Saudi Arabia with a share of incremental revenue contributing to segment operating income.

LIQUIDITY AND CAPITAL RESOURCES

Our objective in financing our business is to maintain sufficient liquidity, adequate financial resources and financial flexibility to fund the requirements of our business. We had cash and cash equivalents of $93.0 million as of March 31, 2026, and $124.8 million as of December 31, 2025. Our outstanding borrowings were $287.4 million as of March 31, 2026, and $310.1 million as of December 31, 2025. Current available borrowing capacity totaled $21.7 million and $146.9 million, as of March 31, 2026, and December 31, 2025, respectively. Borrowing capacity decreased in the quarter ended March 31, 2026, reflecting the Company’s decision not to extend its $59.2 million Secured Revolving Credit Facility beyond February 4, 2026, given sufficient operating cash flow and liquidity, as well as a $66.0 million reduction in the working capital facility following the scheduled expiration of one tranche of availability within the lender syndicate. The Company is currently working with its lenders to refinance and extend the 2021 Secured Facilities Agreement. We believe that our cash on hand, cash flows generated from operations, and liquidity available through our credit facilities will provide sufficient liquidity to manage our global cash needs. See “Capital Requirements” below.

Cash Flows

Cash flows provided by (used in) each type of activity were as follows for the periods presented (in US$ thousands):

	For the three-month period ended
	March 31, 2026	March 31, 2025

Cash provided by (used in):
Operating Activities	$30,745	$20,485
Investing Activities	(36,435)	(31,487)
Financing Activities	(25,301)	(18,259)
Effect of exchange rate changes on cash	-	-
Net change in cash and cash equivalents	$(30,991)	$(29,261)

Operating Activities

Cash flows provided by operating activities were $30.7 million for the three-month period ended March 31, 2026, compared to cash flows provided by operating activities of $20.5 million for the three-month period ended March 31, 2025. The difference between periods was primarily driven by improved net income, and partially offset by increases in working capital to fund higher activity levels in the business.

Investing Activities

Cash flows used in investing activities were $36.4 million for the three-month period ended March 31, 2026, compared to cash flows used in investing activities of $31.5 million for the three-month period ended March 31, 2025. The difference between periods was primarily due to higher cash paid for capital expenditures period-over-period. Our principal recurring investing activity is the funding of capital expenditures to ensure that we have the appropriate levels and types of machinery and equipment in place to generate revenue from operations.

Financing Activities

Cash flows used in financing activities were $25.3 million for the three-month period ended March 31, 2026, compared to cash flows used in financing activities of $18.3 million for the three-month period ended March 31, 2025. The difference between periods was primarily attributable to lower short-term borrowings, as seasonal working capital requirements were funded internally.

Credit Facilities

Our principal credit facilities and instruments outstanding or available as of March 31, 2026, are discussed in Note 6, Debt, to the consolidated financial statements included in Item 1, “Financial Statements,” of this Quarterly Report.

Capital Requirements

As of the end of the three-month period covered by this Quarterly Report, there have been no material changes to our capital requirements. See the section entitled “Capital Requirements” in Part II, Item 7 of our 2025 Annual Report for more information.

Off-Balance Sheet Arrangements

Our off-balance sheet arrangements, including letters of credit and guarantees, are discussed in Note 8, Commitments and Contingencies, to the consolidated financial statements included in Item 1, “Financial Statements,” of this Quarterly Report.

Contractual Obligations and Commitments

As of the end of the three-month period covered by this Quarterly Report, there have been no material changes to our contractual obligations. See the section entitled “Contractual Obligations and Commitments” in Part II, Item 7 of our 2025 Annual Report for more information.

Other Factors Affecting Liquidity

Shelf registration statement. The Company does not have any effective shelf registration statements as of March 31, 2026.

Capital expenditure commitments. The Company was committed to incur capital expenditures of $75.8 million and $45.6 million at March 31, 2026, and December 31, 2025, respectively. Substantially all of the commitments outstanding as of December 31, 2025, are expected to be settled during 2026.

Capital return program. In May 2026, the Company approved a capital return program consisting of (i) a quarterly cash dividend, anticipated to commence in the fourth quarter of 2026, at an expected rate of $0.10 per Ordinary Share, and (ii) authorization for the repurchase of up to $50.0 million of the Company’s Ordinary Shares from time to time through open market transactions, privately negotiated transactions, or otherwise, at prevailing market prices and subject to market conditions, applicable legal requirements, and liquidity considerations.

As of the end of the three-month period covered by this Quarterly Report, there have been no material changes to other factors affecting our liquidity except as described above. See the section entitled “Other Factors Affecting Liquidity” in Part II, Item 7 of our 2025 Annual Report for more information.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

As of the end of the three-month period covered by this Quarterly Report, there have been no material changes to our critical accounting policies and estimates. See the section entitled “Critical Accounting Policies and Estimates” in Part II, Item 7 of our 2025 Annual Report for more information.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report contains forward-looking statements (as such term is defined in Section 27A of the Securities Act of 1933, as amended, (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Any and all statements contained in this Quarterly Report that are not statements of historical fact may be deemed forward-looking statements. Terms such as “may,” “might,” “would,” “should,” “could,” “project,” “estimate,” “predict,” “potential,” “strategy,” “anticipate,” “attempt,” “develop,” “plan,” “help,” “believe,” “continue,” “intend,” “expect,” “future,” and terms of similar import (including the negative of any of these terms) may identify forward-looking statements. However, not all forward-looking statements may contain one or more of these identifying terms. Forward-looking statements in this Quarterly Report may include, without limitation, the plans and objectives of management for future operations, projections of income or loss, earnings or loss per share, capital expenditures, dividends, capital structure or other financial items, our future financial performance, including any such statement contained in a discussion and analysis of financial condition by management or in the results of operations included pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”), expansion plans and opportunities, completion and integration of acquisitions and the assumptions underlying or relating to any such statement.

The forward-looking statements are not meant to predict or guarantee actual results, performance, events or circumstances and may not be realized because they are based upon our current projections, plans, objectives, beliefs, expectations, estimates and assumptions and are subject to a number of risks and uncertainties and other influences, many of which we have no control over, including the impact of the extent of any material weakness or significant deficiencies in our internal control over financial reporting. Actual results and the timing of certain events and circumstances may differ materially from those described by the forward-looking statements as a result of these risks and uncertainties. Factors that may influence or contribute to the accuracy of the forward-looking statements or cause actual results to differ materially from expected or desired results may include, without limitation:

●	Changing commodity prices, market volatility and other market trends that affect our customers’ demand for our services;

●	Public health crises and other catastrophic events;

●	The level of capital spending by our customers;

●	Political, market, financial and regulatory risks, including those related to the geographic concentration of our operations and customers;

●	Our operations, including maintenance, upgrades and refurbishment of our assets, may require significant capital expenditures, which may or may not be available to us;

●	Operating hazards inherent in our industry and the ability to secure sufficient indemnities and insurance;

●	Our ability to successfully integrate acquisitions;

●	Conditions in the Middle East, including current uncertainty and instability resulting from the conflict between the United States, Israel and Iran, as well as other regional hostilities that could adversely affect our business; and

●	Other risks and uncertainties set forth in Part I, Item 1A, “Risk Factors,” included in this Quarterly Report and our 2025 Annual Report.

Readers are cautioned not to place undue reliance on forward-looking statements because of the risks and uncertainties related to them and to the risk factors. The Company disclaims any obligation to update the forward-looking statements contained in this Quarterly Report to reflect any new information or future events or circumstances or otherwise, except as required by law. Readers should read this Quarterly Report in conjunction with other documents which the Company may file or furnish from time to time with the SEC.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of the end of the three-month period covered by this Quarterly Report, there have been no material changes to our market risk. See the section entitled “Quantitative and Qualitative Disclosures about Market Risk” in Part II, Item 7A of our 2025 Annual Report for more information.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the three-month period covered by this Quarterly Report. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

No changes in our internal control over financial reporting occurred during the three-month period covered by this Quarterly Report that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Our legal proceedings as of the end of the three-month period covered by this Quarterly Report on Form 10-Q (“Quarterly Report”) are discussed in Note 8, Commitments and Contingencies, to the consolidated financial statements included in Item 1, “Financial Statements,” of this Quarterly Report.

ITEM 1A. RISK FACTORS

There are several factors that affect our business and operations, many of which are beyond our control. In addition to information set forth in this Quarterly Report, careful consideration should be given to the risk factors discussed under the caption “Risk Factors” in Part I, Item IA of our 2025 Annual Report, which could have a material impact on our business, financial condition or results of operations and are hereby incorporated by reference into this Quarterly Report. Such risks are not the only risks we face. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also have a material impact on our business, financial condition or results of operations.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

During the three-month period covered by this Quarterly Report, we had no mine safety violations or other regulatory matters required to be disclosed pursuant to Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K.

ITEM 5. OTHER INFORMATION

Rule 10b5-1 Trading Plans

During the fiscal quarter ended March 31, 2026, Al Nowais Investments LLC, an entity in which Mr. Yousef Al Nowais, director of the Company, has a pecuniary interest, adopted a Rule 10b5-1 trading arrangement (as defined in Item 408 of Regulation S-K promulgated under the Exchange Act) that is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act. Under the trading arrangement, Al Nowais Investments LLC may sell an aggregate of up to 2,679,198 ordinary shares (the “Shares”) of the Company. Any sales under the trading arrangement will be made during the period beginning June 25, 2026, and ending on such date as all of the Shares have been sold or June 25, 2027.

ITEM 6. EXHIBITS

No.	Description of Exhibit
3.1	Memorandum and Articles of Association, as amended and restated (incorporated herein by reference to Exhibit 99.2 to the Company’s Periodic Report on Form 6-K (File No. 001-38091) filed on May 21, 2024).
4.1	Specimen Ordinary Share Certificate (incorporated herein by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-1/A (File No. 333-217006) filed on April 25, 2017).
4.2	Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934 (incorporated herein by reference to Exhibit 2.5 to the Company’s Annual Report on Form 20-F (File No. 001-38091) filed on December 29, 2023).
4.3	Relationship Agreement, dated June 5, 2018, by and between the Company, NESR Holdings Limited and Hana Investments Co. WLL (incorporated herein by reference to Exhibit 10.14 to the Company’s Current Report on Form 8-K (File No. 001-38091) filed on June 12, 2018).
4.4	Registration Rights Agreement, dated June 5, 2018, by and between the Company and Hana Investments Co. WLL (incorporated herein by reference to Exhibit 10.15 to the Company’s Current Report on Form 8-K (File No. 001-38091) filed on June 12, 2018).
4.5	Relationship Agreement, dated June 6, 2018, by and between the Company and AL Nowais Investments LLC. (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-38091) filed on June 12, 2018).
4.6	Amended and Restated Registration Rights Agreement, dated June 6, 2018, by and among the Company, NESR Holdings Ltd., Al Nowais Investments LLC, and NESR SPV Limited (incorporated herein by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K (File No. 001-38091) filed on June 12, 2018).
4.7	Voting Agreement, dated June 6, 2018, by and between the Company, NESR Holdings Ltd. and SV3 Holdings PTE LTD (incorporated herein by reference to Exhibit 10.19 to the Company’s Current Report on Form 8-K (File No. 001-38091) filed on June 12, 2018).
4.8	Registration Rights Agreement dated June 6, 2018 by and between the Company and SV3 Holdings PTE LTD (incorporated herein by reference to Exhibit 10.20 to the Company’s Current Report on Form 8-K (File No. 001-38091) filed on June 12, 2018).
10.1	Form of Restricted Stock Unit Award Agreement (incorporated herein by reference to Exhibit 10.1 to the Company’s Annual Report on Form 10-K (File No. 001-38091) filed on March 6, 2026).
10.2	National Energy Services Reunited Corp. Amended and Restated 2018 Long Term Incentive Plan (incorporated herein by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-8 (File No. 333-280902) filed on July 19, 2024).
31.1*	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer.
31.2*	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer.
32.1**	Certificate of Chief Executive Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002.
32.2**	Certificate of Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document.
101.SCH*	XBRL Taxonomy Extension Schema Document.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (Embedded within the Inline XBRL document and included in Exhibit 101)

* Filed herewith.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NATIONAL ENERGY SERVICES REUNITED CORP.

Date: May 11, 2026		/s/ Sherif Foda
	Name:	Sherif Foda
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: May 11, 2026		/s/ Stefan Angeli
	Name:	Stefan Angeli
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)

