Form 10-Q
period 2026-06-30
National Energy Services Reunited Corp.
filed 2026-08-10
CIK 1698514

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

Yes ☐ No ☒

As of June 30, 2026, the registrant had 100,851,754 ordinary shares outstanding.

NATIONAL ENERGY SERVICES REUNITED CORP.

FORM 10-Q

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

NATIONAL ENERGY SERVICES REUNITED CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(In US$ thousands, except share data)

Description	June 30, 2026	December 31, 2025

Assets
Current assets
Cash and cash equivalents	$174,994	124,797
Accounts receivable, net (Note 3)	208,832	178,020
Unbilled revenue	173,327	121,186
Service inventories (Note 4)	126,378	94,834
Prepaid assets	21,713	13,237
Retention withholdings	41,368	33,125
Other receivables	55,226	54,511
Other current assets	13,534	10,664
Total current assets	815,372	630,374
Non-current assets
Property, plant and equipment, net (Note 5)	530,685	465,454
Intangible assets, net	38,047	47,086
Goodwill	645,095	645,095
Operating lease right-of-use assets	25,696	20,300
Other assets	42,295	43,210
Total assets	$2,097,190	$1,851,519

Liabilities and equity
Liabilities
Accounts payable and accrued expenses	603,187	421,064
Current installments of long-term debt (Note 6)	64,500	64,500
Short-term borrowings (Note 6)	50,415	54,250
Income taxes payable (Note 7)	37,042	25,092
Other taxes payable	16,069	12,351
Operating lease liabilities	1,415	2,948
Other current liabilities	29,029	24,715
Total current liabilities	801,657	604,920

Long-term debt (Note 6)	159,706	191,378
Deferred tax liabilities	660	1,691
Employee benefit liabilities	39,337	36,321
Non-current operating lease liabilities	23,026	18,447
Other liabilities	30,759	30,846
Total liabilities	1,055,145	883,603

Commitments and contingencies (Note 8)

Equity
Preferred shares, no par value; unlimited shares authorized; none issued and outstanding at June 30, 2026, and December 31, 2025, respectively	-	-
Ordinary shares and additional paid-in capital, no par value; unlimited shares authorized; 100,851,754 and 100,787,173 shares issued and outstanding at June 30, 2026, and December 31, 2025, respectively	909,130	902,845
Retained income	132,846	65,002
Accumulated other comprehensive income	69	69
Total equity	1,042,045	967,916
Total liabilities and equity	$2,097,190	$1,851,519

The accompanying notes are an integral part of the condensed consolidated financial statements.

NATIONAL ENERGY SERVICES REUNITED CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(In US$ thousands, except share data and per share amounts)

	For the three-month period ended		For the six-month period ended
Description	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025

Revenues	$520,752	$327,368	$925,338	$630,470
Cost of services	(439,460)	(283,484)	(792,215)	(549,131)
Gross profit	81,292	43,884	133,123	81,339
Selling, general and administrative expenses (excluding Amortization)	(12,018)	(12,099)	(23,121)	(23,920)
Amortization	(4,433)	(4,694)	(9,126)	(9,387)
Operating income	64,841	27,091	100,876	48,032
Interest expense, net	(7,038)	(8,562)	(13,581)	(16,846)
Other income, net	1,115	940	2,564	1,999
Income before income tax	58,918	19,469	89,859	33,185
Income tax expense	(14,901)	(4,268)	(22,015)	(7,593)
Net income	$44,017	$15,201	$67,844	$25,592

Weighted average shares outstanding (Note 9):
Basic	100,850,601	96,428,791	100,827,148	96,284,786
Diluted	103,218,410	97,639,507	103,084,578	97,152,215

Earnings per share (Note 9):
Basic	$0.44	$0.16	$0.67	$0.27
Diluted	$0.43	$0.16	$0.66	$0.26

The accompanying notes are an integral part of the condensed consolidated financial statements.

NATIONAL ENERGY SERVICES REUNITED CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(In US$ thousands)

	For the three-month period ended		For the six-month period ended
Description	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025

Net income	$44,017	$15,201	$67,844	$25,592
Other comprehensive income, net of tax	-	-	-	-
Foreign currency translation adjustments	-	-	-	-
Total comprehensive income, net of tax	$44,017	$15,201	$67,844	$25,592

The accompanying notes are an integral part of the condensed consolidated financial statements.

NATIONAL ENERGY SERVICES REUNITED CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (UNAUDITED)

(In US$ thousands, except share data)

		Ordinary Shares
		and Additional	Accumulated Other
	Ordinary	Paid-in	Comprehensive	Retained	Total
Description	Shares	Capital	Income	Income	Equity

Balance at December 31, 2025	100,787,173	$902,845	$69	$65,002	$967,916
Share-based compensation expense	-	5,172	-	-	5,172
Issuance of equity-classified restricted share units	14,580	-	-	-	-
Settlement of liability-classified share-based compensation	50,001	964	-	-	964
Other	-	149	-	-	149
Net income	-	-	-	67,844	67,844
Balance at June 30, 2026	100,851,754	$909,130	$69	$132,846	$1,042,045

		Ordinary Shares
		and Additional	Accumulated Other
	Ordinary	Paid-in	Comprehensive	Retained	Total
Description	Shares	Capital	Income	Income	Equity

Balance at December 31, 2024	96,045,856	$894,293	$69	$13,870	$908,232
Share-based compensation expense	-	3,578	-	-	3,578
Issuance of equity-classified restricted share units	245,757	-	-	-	-
Settlement of liability-classified share-based compensation	161,354	601	-	-	601
Transaction costs associated with warrant exchange	-	(1,099)	-	-	(1,099)
Net income	-	-	-	25,592	25,592
Balance at June 30, 2025	96,452,967	$897,373	$69	$39,462	$936,904

		Ordinary Shares
		and Additional	Accumulated Other
	Ordinary	Paid-in	Comprehensive	Retained	Total
Description	Shares	Capital	Income	Income	Equity

Balance at March 31, 2026	100,847,255	$906,311	$69	$88,829	$995,209
Share-based compensation expense	-	2,670	-	-	2,670
Issuance of equity-classified restricted share units	4,499	-	-	-	-
Other	-	149	-	-	149
Net income	-	-	-	44,017	44,017
Balance at June 30, 2026	100,851,754	$909,130	$69	$132,846	$1,042,045

		Ordinary Shares
		and Additional	Accumulated Other
	Ordinary	Paid-in	Comprehensive	Retained	Total
Description	Shares	Capital	Income	Income	Equity

Balance at March 31, 2025	96,352,966	$896,149	$69	$24,261	$920,479
Share-based compensation expense	-	1,722	-	-	1,722
Settlement of liability-classified share-based compensation	100,001	601	-	-	601
Transaction costs associated with warrant exchange	-	(1,099)	-	-	(1,099)
Net income	-	-	-	15,201	15,201
Balance at June 30, 2025	96,452,967	$897,373	$69	$39,462	$936,904

The accompanying notes are an integral part of the condensed consolidated financial statements.

NATIONAL ENERGY SERVICES REUNITED CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In US$ thousands)

	For the six-month period ended
Description	June 30, 2026	June 30, 2025
Cash flows from operating activities:
Net income	$67,844	$25,592
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	69,885	71,912
Share-based compensation expense	5,172	3,578
(Gain) on disposal of assets	(2,360)	(886)
Non-cash interest expense	192	531
Deferred tax expense (benefit)	4,880	(431)
Allowance for doubtful receivables and unbilled revenue	1,784	(782)
Charges on obsolete service inventories	1,283	920
Impairments and other charges	-	1,492
Other operating activities, net	71	354
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(32,046)	(53,001)
(Increase) decrease in unbilled revenue	(52,140)	(2,901)
(Increase) decrease in retention withholdings	(8,243)	15,162
(Increase) decrease in inventories	(32,827)	(3,040)
(Increase) decrease in prepaid assets	(8,475)	(6,815)
(Increase) decrease in other current assets	(2,582)	(5,102)
(Increase) decrease in other long-term assets and liabilities	(1,581)	2,764
Increase (decrease) in accounts payable and accrued expenses	181,504	64,509
Increase (decrease) in other current liabilities	12,397	5,115
Net cash provided by operating activities	204,758	118,971

Cash flows from investing activities:
Capital expenditures	(110,108)	(59,867)
IPM investments (Note 2)	-	-
Proceeds from disposal of assets	1,881	1,438
Other investing activities	(1,333)	(4,000)
Net cash used in investing activities	(109,560)	(62,429)

Cash flows from financing activities:
Proceeds from long-term debt	-	-
Repayments of long-term debt	(32,250)	(35,073)
Proceeds from short-term borrowings	42,242	53,464
Repayments of short-term borrowings	(46,086)	(47,031)
Payments on capital leases	(3,638)	(1,427)
Payments on seller-provided financing for capital expenditures	(3,820)	(1,203)
Other financing activities, net	-	(1,426)
Net cash used in financing activities	(43,552)	(32,696)

Effect of exchange rate changes on cash	-	-
Net increase (decrease) in cash, cash equivalents, and restricted cash	51,646	23,846
Cash and cash equivalents, beginning of period	132,696	107,956
Cash, cash equivalents, and restricted cash, end of period (Note 2)	$184,342	$131,802

The accompanying notes are an integral part of the condensed consolidated financial statements.

NATIONAL ENERGY SERVICES REUNITED CORP. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements of National Energy Services Reunited Corp. (the “Company,” “NESR,” “we,” “our,” “us,” or similar terms) have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements.

In the opinion of NESR management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included in the accompanying financial statements. All intercompany transactions and balances have been eliminated in consolidation. All amounts are shown in thousands ($000s) of U.S. dollars, except as noted.

Operating results for the three-month and six-month periods ended June 30, 2026, are not necessarily indicative of the results that may be expected for the full year ending December 31, 2026. The balance sheet as of December 31, 2025 has been derived from NESR’s audited financial statements for the year then ended.

For further information, refer to the Consolidated Financial Statements and related notes included in NESR’s Annual Report on Form 10-K for the year ended December 31, 2025, filed with the Securities and Exchange Commission on March 6, 2026.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash, cash equivalents, and restricted cash

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the Condensed Consolidated Balance Sheets to the amounts shown in the Condensed Consolidated Statements of Cash Flows (in US$ thousands):

	As of
	June 30, 2026	December 31, 2025

Cash and cash equivalents	$174,994	$124,797
Restricted cash – current	6,930	6,260
Restricted cash – non-current	2,418	1,639
Cash, cash equivalents, and restricted cash	$184,342	$132,696

Supplemental cash flow information

Non-cash transactions were as follows:

●	Purchases of property, plant, and equipment in Accounts payable of $36.4 million and $37.8 million at June 30, 2026, and December 31, 2025, respectively, are not included under “Capital expenditures” within the Condensed Consolidated Statements of Cash Flows.
●	Purchases of property, plant, and equipment using seller-provided installment financing of $5.8 million and $2.1 million at June 30, 2026, and December 31, 2025, in Accounts payable are not included under “Payments on seller-provided financing for capital expenditures” within the Condensed Consolidated Statements of Cash Flows.
●	Purchases of property, plant, and equipment in Other current liabilities and Other liabilities of $3.9 million and $3.5 million at June 30, 2026, respectively, and $0.0 (zero) million and $0.0 (zero) million at December 31, 2025, respectively, are not included under “Payments on capital leases” within the Condensed Consolidated Statements of Cash Flows.

Production Management Assets

The Company’s Integrated Production Management (“IPM”) projects are focused on developing and managing production on behalf of the Company’s customers under long-term agreements. Under these arrangements, the Company contributes its own services and products and, in certain cases, cash, toward the customer’s field development activities and operations. Although in certain arrangements the Company is paid for a portion of the services or products it provides, generally the Company will not be paid at the time of providing its services or upon delivery of its products. Instead, the Company is compensated based on cash flow generated by cash from the customer’s wells. Revenues from IPM arrangements, which are recognized as the related production is achieved, represented 0.0% (zero), 0.6%, 0.0% (zero), and 0.7% of the Company’s Revenues for the three-month period ended June 30, 2026, three-month period ended June 30, 2025, six-month period ended June 30, 2026, and six-month period ended June 30, 2025, respectively.

The Company capitalizes its cash investments in a project as well as the direct costs associated with providing services or products for which the Company will be compensated when the related production is achieved. These capitalized investments are amortized to the Condensed Consolidated Statements of Operations as the related production is achieved based on the units of production method, whereby each unit produced is assigned a pro-rata portion of the unamortized costs based on estimated total production, resulting in a matching of revenue with the applicable costs. Amortization expense relating to these capitalized investments was $0.0 (zero) million, $2.2 million, $0.0 (zero) million, and $4.1 million for the three-month period ended June 30, 2026, three-month period ended June 30, 2025, six-month period ended June 30, 2026, and six-month period ended June 30, 2025, respectively.

The unamortized portion of the Company’s investments in IPM projects was $0.0 (zero) million and $0.0 (zero) million at June 30, 2026, and December 31, 2025, respectively.

At June 30, 2026, and June 30, 2025, the Company assessed whether the unamortized costs associated with these investments exceed the present value of future cash flows from the projects, and recorded an impairment charge to Cost of Services of $0.0 (zero) million, $0.4 million, $0.0 (zero) million, and $1.5 million for the three-month period ended June 30, 2026, three-month period ended June 30, 2025, six-month period ended June 30, 2026, and six-month period ended June 30, 2025, respectively.

Recently issued accounting standards not yet adopted

On November 4, 2024, the FASB issued ASU No. 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (the “ASU”), which requires disaggregated disclosure of income statement expenses for public business entities (“PBEs”). The ASU does not change the expense captions an entity presents on the face of the income statement; rather, it requires disaggregation of certain expense captions into specified categories in disclosures within the footnotes to the financial statements. ASU 2024-03 is effective for all PBEs for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted. The Company is currently reviewing the impact of the adoption on the condensed consolidated financial statements.

All new accounting pronouncements that have been issued but not yet effective are currently being evaluated and, at this time, are not expected to have a material impact on our financial position or results of operations.

3. ACCOUNTS RECEIVABLE, NET

The following table summarizes the accounts receivable of the Company as of the period end dates set forth below (in US$ thousands):

	As of
	June 30, 2026	December 31, 2025
Trade receivables	$224,110	$191,792
Less: allowance for credit losses	(15,278)	(13,772)
Total	$208,832	$178,020

Trade receivables relate to the sale of services, for which credit is extended based on the Company’s evaluation of the customer’s creditworthiness. The movement in the allowance for credit losses is as follows (in US$ thousands):

	For the three-month period ended		For the six-month period ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025

Allowance for credit losses at beginning of period	$(14,210)	$(15,030)	$(13,772)	$(15,206)
(Increase) decrease to allowance for the period	(1,304)	766	(1,784)	782
Write-off of credit losses	236	356	278	516
Allowance for credit losses at end of period	$(15,278)	$(13,908)	$(15,278)	$(13,908)

4. SERVICE INVENTORIES

The following table summarizes the service inventories for the period end dates as set forth below (in US$ thousands):

	June 30,	December 31,
	2026	2025

Spare parts and consumables	$68,043	$59,469
Chemicals	58,335	35,365
Total	$126,378	$94,834

5. PROPERTY, PLANT, & EQUIPMENT, NET

Property, plant and equipment, net of accumulated depreciation, of the Company consists of the following as of the period end dates set forth below (in US$ thousands):

	Estimated Useful	As of
	Lives (in years)	June 30, 2026	December 31, 2025
Buildings and leasehold improvements	5 to 25	$56,795	$56,937
Drilling rigs, plant and equipment	1 to 15	897,380	818,147
Office equipment (furniture and fixtures) and tools	3 to 10	14,936	14,785
Vehicles and cranes	5 to 10	8,375	9,364
Less: Accumulated depreciation		(538,904)	(522,072)
Land		11,664	11,664
Capital work in progress		80,439	76,629
Total		$530,685	$465,454

The Company recorded depreciation expense of $31.7 million, $29.3 million, $60.8 million and $58.8 million for the three-month period ended June 30, 2026, the three-month period ended June 30, 2025, the six-month period ended June 30, 2026, and the six-month period ended June 30, 2025, respectively, within Cost of Services in the Condensed Consolidated Statements of Operations.

6. DEBT

Long-term debt

The Company’s long-term debt obligations consist of the following (in US$ thousands):

	June 30, 2026	December 31, 2025

Secured Term Loan	$225,750	$258,000
Secured Revolving Credit Facility	-	-
Less: unamortized debt issuance costs	(1,544)	(2,122)
Total loans and borrowings	224,206	255,878
Less: current installments	(64,500)	(64,500)
Long-term debt, net of unamortized debt issuance costs and excluding current installments	$159,706	$191,378

2021 Secured Facilities Agreement

On November 4, 2021, the Company entered into an $860 million Secured Facilities Agreement (the “2021 Secured Facilities Agreement”). At inception, the 2021 Secured Facilities Agreement consisted of a $430 million term loan due by November 4, 2027 (the “Secured Term Loan”), an $80.0 million revolving credit facility due by November 4, 2025 (the “Secured Revolving Credit Facility”), and a $350 million working capital facility that renews annually or bi-annually by mutual agreement between the lenders and the Company. The Secured Revolving Credit Facility was extended from November 4, 2025, to February 4, 2026, by mutual agreement of the Company and its lenders. Following February 4, 2026, the Company did not extend its Secured Revolving Credit Facility, as operating cash flow, together with available cash and cash equivalents, is sufficient to support working capital, capital expenditures, and debt repayment obligations. The Company is currently working with its lenders to refinance and extend the 2021 Secured Facilities Agreement.

Borrowings under the Secured Term Loan incur, and prior borrowings under the Secured Revolving Credit Facility incurred, interest based on the secured overnight financing rate (“SOFR”) for U.S. dollar-denominated borrowings or the Saudi Arabian Interbank Offered Rate (“SAIBOR”) for Saudi Arabia Riyal borrowings plus 2.6% to 3.0% per annum, varying based on the Company’s Net Debt / EBITDA ratio as defined in the 2021 Secured Facilities Agreement. As of June 30, 2026, and December 31, 2025, this resulted in interest rates of 6.50% and 7.13%, respectively, for U.S. dollar-denominated borrowings, and interest rates of 7.29% and 7.61%, respectively, for Saudi Arabian Riyal borrowings. As of June 30, 2026, and December 31, 2025, the Company had drawn $225.8 million and $258.0 million, respectively, of the Secured Term Loan, and $0.0 (zero) million and $0.0 (zero) million, respectively, of the Secured Revolving Credit Facility. Additionally, as of June 30, 2026, and December 31, 2025, the Company had $0.0 (zero) million and $59.2 million, respectively, available to be drawn under the Secured Revolving Credit Facility.

The 2021 Secured Facilities Agreement also includes a working capital facility (the “Working Capital Facility”) of $283.8 million and $325.0 million as of June 30, 2026, and December 31, 2025, respectively, for issuance of letters of guarantee, letters of credit and refinancing letters of credit into debt over a period of no more than two years, which carries an interest rate equal to SOFR for U.S. dollar-denominated borrowings, or SAIBOR for Saudi Arabia Riyal borrowings, for the applicable interest period, plus a margin of 1.25% to 1.5% per annum. As of June 30, 2026, and December 31, 2025, this resulted in interest rates of 5.15% and 7.13%, respectively, for U.S. dollar-denominated borrowings, and interest rates of 6.19% and 7.61%, respectively, for Saudi Arabian Riyal borrowings. The Working Capital Facility requires the payment of a commitment fee each quarter. The commitment fee is computed at the rate of 0.3125% (25% of the margin) on the facility lender’s available commitment for the relevant quarter. The Working Capital Facility decreased by $41.2 million during the six-month period ended June 30, 2026, due to the scheduled expiration of one tranche of availability within the lender syndicate as partially offset by new commitments. As of June 30, 2026, and December 31, 2025, the Company had utilized $266.3 million and $243.8 million, respectively, under this Working Capital Facility and the balance of $17.5 million and $81.2 million, respectively, was available to the Company. Subsequent to June 30, 2026, the Company received additional working capital commitments totaling $18.0 million, further increasing available liquidity.

The 2021 Secured Facilities Agreement includes covenants that specify maximum leverage (Net Debt / EBITDA) up to 3.50, minimum debt service coverage ratio (Cash Flow / Debt Service) of at least 1.25, and interest coverage (EBITDA / Interest) of at least 4.00. As of June 30, 2026, and December 31, 2025, the Company was in compliance with all financial and non-financial covenants under the 2021 Secured Facilities Agreement.

Short-term debt

The Company’s short-term debt obligations consist of the following (in US$ thousands):

	June 30, 2026	December 31, 2025

Other short-term borrowings from working capital facilities	$50,415	$54,250
Less: unamortized debt issuance costs	-	-
Short-term debt, excluding current installments of long-term debt	$50,415	$54,250

Short-term borrowings primarily consist of financing for capital equipment and inventory purchases.

Other debt information

Scheduled principal payments of long-term debt for periods subsequent to June 30, 2026, are as follows (in US$ thousands):

2026	$32,250
2027	193,500
2028	-
2029	-
2030	-
Total long-term debt	$225,750

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

The Company recorded income tax expense of $14.9 million with an effective tax rate of 25.3% for the three-month period ended June 30, 2026, $4.3 million with an effective tax rate of 21.9% for the three-month period ended June 30, 2025, $22.0 million with an effective tax rate of 24.5% for the six-month period ended June 30, 2026 and $7.6 million with an effective tax rate of 22.9% for the six-month period ended June 30, 2025, respectively, in the Condensed Consolidated Statements of Operations.

The period-on-period increase in the effective tax rate is primarily driven by changes in geographic earnings mix, as well as higher pre-tax income relative to adjustments related to the Company’s uncertain tax positions and unrecognized tax benefits.

8. COMMITMENTS AND CONTINGENCIES

Capital expenditure commitments

The Company was committed to incur capital expenditures of $70.6 million and $45.6 million at June 30, 2026, and December 31, 2025, respectively. Substantially all of the commitments outstanding as of June 30, 2026, are expected to be settled during 2026 and 2027.

Other commitments

The Company had outstanding letters of credit amounting to $5.7 million and $6.6 million as of June 30, 2026, and December 31, 2025, respectively.

In the normal course of business with customers, vendors and others, the Company has entered into off-balance sheet arrangements, such as surety bonds for performance, and other bank issued guarantees which totaled $219.7 million and $187.1 million as of June 30, 2026, and December 31, 2025, respectively. The Company has also entered into cash margin guarantees totaling $12.7 million and $14.9 million at June 30, 2026, and December 31, 2025, respectively. A liability is accrued when a loss is both probable and can be reasonably estimated. Cash margin guarantees totaling $9.3 million and $7.9 million have been secured by restricted cash deposits at June 30, 2026, and December 31, 2025, respectively. None of the off-balance sheet arrangements either has, or is likely to have, a material effect on the Company’s condensed consolidated financial statements.

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

9. EARNINGS PER SHARE

The following tables provide a reconciliation of the data used in the calculation of basic and diluted ordinary shares outstanding for the three-month period ended June 30, 2026, the three-month period ended June 30, 2025, the six-month period ended June 30, 2026, and the six-month period ended June 30, 2025, respectively.

Date	Transaction Detail	Change in Shares	Three-month period ended June 30, 2026, Weighted Average Ordinary Shares Outstanding
April 1, 2026	Beginning Balance		100,847,255
April, 10, 2026	Equity-classified Restricted Stock Issuance	3,000	2,671
May 20, 2026	Equity-classified Restricted Stock Issuance	1,499	675
June 30, 2026	Ending Balance		100,850,601

Date	Transaction Detail	Change in Shares	Three-month period ended June 30, 2025, Weighted Average Ordinary Shares Outstanding
April 1, 2025	Beginning Balance		96,352,966
April 22, 2025	Settlement of liability-classified share-based compensation	100,001	75,825
June 30, 2025	Ending Balance		96,428,791

Date	Transaction Detail	Change in Shares	Six-month period ended June 30, 2026, Weighted Average Ordinary Shares Outstanding
January 1, 2026	Beginning Balance		100,787,173
January 15, 2026	Equity-classified Restricted Stock Issuance	833	764
January 30, 2026	Equity-classified Restricted Stock Issuance	7,332	6,116
February 25, 2026	Equity-classified Restricted Stock Issuance	1,666	1,151
March 13, 2026	Equity-classified Restricted Stock Issuance	250	30,110
March 13, 2026	Settlement of liability-classified share-based compensation	50,001	151
April, 10, 2026	Equity-classified Restricted Stock Issuance	3,000	1,343
May 20, 2026	Equity-classified Restricted Stock Issuance	1,499	340
June 30, 2026	Ending Balance		100,827,148

Date	Transaction Detail	Change in Shares	Six-month period ended June 30, 2025, Weighted Average Ordinary Shares Outstanding
January 1, 2025	Beginning Balance		96,045,856
January 6, 2025	Settlement of liability-classified share-based compensation	61,353	59,319
February 17, 2025	Equity-classified Restricted Stock Issuance	666	489
February 27, 2025	Equity-classified Restricted Stock Issuance	1,000	680
March 17, 2025	Equity-classified Restricted Stock Issuance	12,430	7,211
March 18, 2025	Equity-classified Restricted Stock Issuance	231,661	133,109
April 22, 2025	Settlement of liability-classified share-based compensation	100,001	38,122
June 30, 2025	Ending Balance		96,284,786

The following tables provide the computation of basic and diluted earnings per share (“EPS”) for the three-month period ended June 30, 2026, the three-month period ended June 30, 2025, the six-month period ended June 30, 2026, and the six-month period ended June 30, 2025, respectively (in US$ thousands, except share data and per share amounts):

	For the three-month period ended
	June 30, 2026			June 30, 2025
	Net income to Ordinary Shareholders	Weighted-average ordinary shares outstanding	EPS	Net income to Ordinary Shareholders	Weighted-average ordinary shares outstanding	EPS

Basic EPS - ordinary shares	$44,017	100,850,601	$0.44	$15,201	96,428,791	$0.16
Restricted stock units		2,367,809			-
Antidilution sequencing - subtotal	44,017	103,218,410	0.43	15,201	96,428,791	0.16
35,540,380 warrants @ $5.75 per half share		-			-
May 30, 2025, tender offer to exchange 35,540,380 warrants at a maximum of 0.10 ordinary shares per warrant		-			1,210,716
Diluted EPS - ordinary shares	$44,017	103,218,410	$0.43	$15,201	97,639,507	$0.16

	For the six-month period ended
	June 30, 2026			June 30, 2025
	Net income to Ordinary Shareholders	Weighted-average ordinary shares outstanding	EPS	Net income to Ordinary Shareholders	Weighted-average ordinary shares outstanding	EPS

Basic EPS - ordinary shares	$67,844	100,827,148	$0.67	$25,592	96,284,786	$0.27
Restricted stock units		2,257,430			258,726
Antidilution sequencing - subtotal	67,844	103,084,578	0.66	25,592	96,543,512	0.27
35,540,380 warrants @ $5.75 per half share		-			-
May 30, 2025, tender offer to exchange 35,540,380 warrants at a maximum of 0.10 ordinary shares per warrant		-			608,703
Diluted EPS - ordinary shares	$67,844	103,084,578	$0.66	$25,592	97,152,215	$0.26

Prior to the announcement of the warrant exchange offer on May 30, 2025, potentially dilutive warrants had no impact on the determination of dilutive earnings per share as these potential ordinary shares were antidilutive for the three-month and six-month periods ended June 30, 2025.

In addition to the warrants, the Company excluded 696,309, 2,364,667, 787,234 and 1,959,634 weighted-average restricted stock units from dilutive ordinary shares for the three-month period ended June 30, 2026, the three-month period ended June 30, 2025, the six-month period ended June 30, 2026, and the six-month period ended June 30, 2025, respectively, as they were assumed to be repurchased due to the impact of unrecognized share-based compensation cost.

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

Revenue from operations

	For the three-month period ended		For the six-month period ended
(in US$ thousands)	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Reportable Segment:
Production Services	$329,732	$205,061	$570,777	$393,148
Drilling and Evaluation Services	191,020	122,307	354,561	237,322
Total external revenue	$520,752	$327,368	$925,338	$630,470

Long-lived assets

	As of
(in US$ thousands)	June 30, 2026	December 31, 2025
Reportable Segment:
Production Services	$263,369	$222,306
Drilling and Evaluation Services	206,171	186,738
Total Reportable Segments	469,540	409,044
Unallocated assets	61,145	56,410
Total long-lived assets	$530,685	$465,454

Unallocated assets mainly comprise buildings and leasehold improvements in the countries which support both segments in the normal course of business.

Total segment operating income

	For the three-month period ended		For the six-month period ended
(in US$ thousands)	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Reportable Segment:
Production Services	$60,232	$22,696	$92,969	$42,725
Drilling and Evaluation Services	21,703	20,714	39,885	36,861
Total Reportable Segments	81,935	43,410	132,854	79,586
Unallocated expenses	(17,094)	(16,319)	(31,978)	(31,554)
Total operating income	64,841	27,091	100,876	48,032
Interest expense, net	(7,038)	(8,562)	(13,581)	(16,846)
Other income, net	1,115	940	2,564	1,999
Income before income tax	$58,918	$19,469	$89,859	$33,185

Unallocated expenses for the three-month and six-month periods ended June 30, 2026, and June 30, 2025, respectively, mainly include corporate selling, general, and administrative expenses (inclusive of amortization), offset in small part by a portion of these costs that are allocated to the reportable segments. As described elsewhere, corporate selling, general, and administrative expenses are primarily comprised of payroll and compensation costs for headquarters’ employees, professional and legal expenses relating to audit firms, consulting firms and legal counsel, and depreciation charges on headquarters’ offices and leasehold improvements.

Significant segment expenses, which represent the difference between segment revenue and pre-tax segment income, consist of the following:

	For the three-month period ended		For the six-month period ended
(in US$ thousands)	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Production Services:
Compensation	$55,976	$47,045	$105,069	$94,072
Cost of products, materials, and supplies	124,003	65,449	206,563	118,466
Transport and rental	43,367	29,334	77,663	57,649
Depreciation and amortization	17,801	19,817	33,941	40,048
Other	28,353	20,726	54,572	40,189
	$269,500	$182,371	$477,808	$350,424

	For the three-month period ended		For the six-month period ended
(in US$ thousands)	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Drilling and Evaluation Services
Compensation	$50,702	$35,848	$97,406	$72,505
Cost of products, materials, and supplies	28,707	17,434	51,873	35,366
Transport and rental	54,071	23,030	95,545	45,316
Depreciation and amortization	14,018	11,646	27,138	23,051
Other	21,819	13,629	42,714	24,222
	$169,317	$101,587	$314,676	$200,460

Other segment expenses include mobilization, occupancy, professional, and other costs.

Revenue by geographic area

	For the three-month period ended		For the six-month period ended
(in US$ thousands)	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Geographic Area:
Domestic (BVI)	$-	$-	$-	$-
MENA	518,319	324,699	921,124	626,157
Rest of World	2,433	2,669	4,214	4,313
Total revenue	$520,752	$327,368	$925,338	$630,470

Long-lived assets by geographic area

	As of
(in US$ thousands)	June 30, 2026	December 31, 2025
Geographic Area:
Domestic (BVI)	$-	$-
MENA	523,378	457,124
Rest of World	7,307	8,330
Total long-lived assets	$530,685	$465,454

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the condensed consolidated financial statements and related notes included in this Quarterly Report on Form 10-Q (“Quarterly Report”). In addition, such analysis should be read in conjunction with the audited condensed consolidated financial statements, the related notes, and the other information included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 (“2025 Annual Report”). The following discussion and analysis contain forward-looking statements that reflect our future plans, estimates, beliefs and expected performance. Please read “Cautionary Note Regarding Forward-Looking Statements” below.

National Energy Services Reunited Corp. (the “Company,” “NESR,” “we,” “our,” “us” or similar terms) is one of the largest oilfield services providers in the Middle East and North Africa (“MENA”) region. The Company’s business consists primarily of upstream and midstream oilfield services with oil and natural gas companies as customers. NESR’s revenues are primarily derived by providing production services (“Production Services”) such as hydraulic fracturing, coiled tubing, stimulation and pumping, cementing, nitrogen services, filtration services, pipelines and industrial services, production assurance, artificial lift services, completions and integrated production management. NESR also provides drilling and evaluation services (“Drilling and Evaluation Services”) such as rigs and integrated services, fishing and downhole tools, thru-tubing intervention, tubular running services, directional drilling, drilling and completion fluids, pressure control, well testing services, wireline logging services, and slickline services. NESR has significant operations throughout the MENA region including Saudi Arabia, Oman, Kuwait, United Arab Emirates, Iraq, Algeria, Egypt and Libya.

EXECUTIVE OVERVIEW

Drivers of Our Financial Condition and Results of Operations

As of the end of the three-month and six-month periods covered by this Quarterly Report, the conflict involving the United States, Israel and Iran, and the associated volatility in Brent crude oil prices, have not had a material adverse impact on our results of operations or financial condition. Demand for our services has remained resilient, supported in large part by continued customer investment in Saudi Arabia, including the Jufurah unconventional field, as well as sustained activity in certain of our other operating locations. However, the duration, scope and ultimate trajectory of the conflict remain uncertain, and any de-escalation or further escalation of the conflict, as well as related sanctions, supply disruptions or other geopolitical developments, could materially affect commodity prices, customer capital spending, and our results of operations and financial condition in future periods. For a full discussion of the drivers of our financial condition and results of operations, see the section entitled “Drivers of Our Financial Condition and Results of Operations” in Part II, Item 7 of our 2025 Annual Report.

Key Performance Indicators

As of the end of the three-month and six-month periods covered by this Quarterly Report, there have been no material changes regarding our key performance indicators. The following table shows rig count (Source: Baker Hughes Published Rig Count Data) and oil prices (Source: U.S. Energy Information Administration - Brent – Europe) as of the dates indicated. For a full discussion of our key performance indicators, see the section entitled “Key Performance Indicators” in Part II, Item 7 of our 2025 Annual Report.

	As of
	June 30, 2026	December 31, 2025
Rig count:
MENA	549	565
Rest of World – outside of North America	524	500
Total International Rig Count	1,073	1,065

Brent Crude (per barrel)	$70.46	$61.35

RESULTS OF OPERATIONS

We operate our business through two operating segments and report our results of operations through two reporting segments, Production Services and Drilling and Evaluation Services, which aggregate services performed during distinct stages of a typical life-cycle of an oil well.

Production Services. Our Production Services segment includes the results of operations from services that are generally offered and performed during the production stage of a well’s lifecycle. These services mainly include hydraulic fracturing, coiled tubing, stimulation and pumping, cementing, nitrogen services, filtration services, pipelines and industrial services, production assurance, artificial lift services, completions and integrated production management. Our Production Services accounted for 63%, 63%, 62%, and 62% of our revenues for the three-month period ended June 30, 2026, the three-month period ended June 30, 2025, the six-month period ended June 30, 2026, and the six-month period ended June 30, 2025, respectively.

Drilling and Evaluation Services. Our Drilling and Evaluation Services segment includes the results of operations from services that are generally offered and performed during pre-production stages of a well’s lifecycle and related mainly to the operation of oil rigs. The services mainly include rigs and integrated services, fishing and downhole tools, thru-tubing intervention, tubular running services, directional drilling, drilling and completion fluids, pressure control, well testing services, wireline logging services and slickline services. Our Drilling and Evaluation Services accounted for 37%, 37%, 38%, and 38%, of our revenues for the three-month period ended June 30, 2026, the three-month period ended June 30, 2025, the six-month period ended June 30, 2026, and the six-month period ended June 30, 2025, respectively.

For a full discussion of our reportable segments, see the section entitled “Business” in Part I, Item 1 of our 2025 Annual Report.

Key Components of Revenues and Expenses

As of the end of the three-month and six-month periods covered by this Quarterly Report, there have been no material changes to our key components of revenues and expenses. See the section entitled “Key Components of Revenues and Expenses” in Part II, Item 7 of our 2025 Annual Report for more information.

2026 compared to 2025

The following table presents our Condensed Consolidated Statements of Operations (Unaudited) data for the periods indicated (in US$ thousands):

	For the three-month period ended		For the six-month period ended
Description	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025

Revenues	$520,752	$327,368	$925,338	$630,470
Cost of services	(439,460)	(283,484)	(792,215)	(549,131)
Gross profit	81,292	43,884	133,123	81,339
Selling, general and administrative expenses (excluding Amortization)	(12,018)	(12,099)	(23,121)	(23,920)
Amortization	(4,433)	(4,694)	(9,126)	(9,387)
Operating income	64,841	27,091	100,876	48,032
Interest expense, net	(7,038)	(8,562)	(13,581)	(16,846)
Other income / (expense), net	1,115	940	2,564	1,999
Income before income tax	58,918	19,469	89,859	33,185
Income tax expense	(14,901)	(4,268)	(22,015)	(7,593)
Net income	$44,017	$15,201	$67,844	$25,592

Revenue. Revenue was $520.8 million for the three-month period ended June 30, 2026, compared to $327.4 million for the three-month period ended June 30, 2025, and $925.3 million for the six-month period ended June 30, 2026, compared to $630.5 million for the six-month period ended June 30, 2025.

The table below presents our revenue by segment for the periods indicated (in US$ thousands):

	For the three-month period ended		For the six-month period ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Reportable Segment:
Production Services	$329,732	$205,061	$570,777	$393,148
Drilling and Evaluation Services	191,020	122,307	354,561	237,322
Total revenue	$520,752	$327,368	$925,338	$630,470

Production Services revenue was $329.7 million for the three-month period ended June 30, 2026, compared to $205.1 million for the three-month period ended June 30, 2025, and $570.8 million for the six-month period ended June 30, 2026, compared to $393.1 million for the six-month period ended June 30, 2025. The change in revenue was primarily due to increased hydraulic fracturing stages in Saudi Arabia.

Drilling and Evaluation Services revenue was $191.0 million for the three-month period ended June 30, 2026, compared to $122.3 million for the three-month period ended June 30, 2025, and $354.6 million for the six-month period ended June 30, 2026, compared to $237.3 million for the six-month period ended June 30, 2025. The change in revenue was primarily due to increased well testing and to a lesser extent, wireline logging activity in Saudi Arabia.

Cost of services. Cost of services was $439.5 million for the three-month period ended June 30, 2026, compared to $283.5 million for the three-month period ended June 30, 2025, and $792.2 million for the six-month period ended June 30, 2026, compared to $549.1 million for the six-month period ended June 30, 2025. Cost of services as a percentage of total revenue was 84.4%, 86.6%, 85.6% and 87.1% for the three-month period ended June 30, 2026, the three-month period ended June 30, 2025, the six-month period ended June 30, 2026, and the six-month period ended June 30, 2025, respectively. The change in cost of services as a percentage of total revenue is mainly due to increased activity levels in the period ended June 30, 2026, as compared to the prior year period, reflecting improved cost absorption as revenue scaled. Cost of services included depreciation expense of $31.7 million, $29.3 million, $60.8 million and $58.8 million for the three-month period ended June 30, 2026, the three-month period ended June 30, 2025, the six-month period ended June 30, 2026, and the six-month period ended June 30, 2025, respectively.

Gross profit. Gross profit was $81.3 million for the three-month period ended June 30, 2026, compared to $43.9 million for the three-month period ended June 30, 2025, and $133.1 million for the six-month period ended June 30, 2026, compared to $81.3 million for the six-month period ended June 30, 2025. Gross profit as a percentage of total revenue was 15.6%, 13.4%, 14.4% and 12.9% for the three-month period ended June 30, 2026, the three-month period ended June 30, 2025, the six-month period ended June 30, 2026, and the six-month period ended June 30, 2025, respectively. The change in trend is described under “Revenue” and “Cost of services.”

SG&A expense. SG&A expense, which represents costs associated with managing and supporting our operations, was $12.0 million for the three-month period ended June 30, 2026, compared to $12.1 million for the three-month period ended June 30, 2025, and $23.1 million for the six-month period ended June 30, 2026, compared to $23.9 million for the six-month period ended June 30, 2025. SG&A expense as a percentage of total revenue was 2.3%, 3.7%, 2.5% and 3.8% for the three-month period ended June 30, 2026, the three-month period ended June 30, 2025, the six-month period ended June 30, 2026, and the six-month period ended June 30, 2025, respectively. The decrease in SG&A expense in the six months ended June 30, 2026, was primarily attributable to lower spending on activities related to the remediation of the Company’s material weakness, as the Company completed remediation as of June 30, 2025, and therefore incurred significant remediation-related costs during the six-month period ended June 30, 2025.

Amortization expense. Amortization expense was $4.4 million for the three-month period ended June 30, 2026, compared to $4.7 million for the three-month period ended June 30, 2025, and $9.1 million for the six-month period ended June 30, 2026, compared to $9.4 million for the six-month period ended June 30, 2025. Amortization expense is driven mainly by acquired intangible assets resulting from acquisitions.

Interest expense, net. Interest expense, net, was $7.0 million for the three-month period ended June 30, 2026, compared to $8.6 million for the three-month period ended June 30, 2025, and $13.6 million for the six-month period ended June 30, 2026, compared to $16.8 million for the six-month period ended June 30, 2025. Interest expense, net, decreased period-over-period, due to lower debt levels during 2026 as compared to 2025.

Other income, net. Other income, net, was $1.1 million for the three-month period ended June 30, 2026, compared to $0.9 million for the three-month period ended June 30, 2025, and $2.6 million for the six-month period ended June 30, 2026, compared to $2.0 million for the six-month period ended June 30, 2025.

Income tax expense. Income tax expense was $14.9 million for the three-month period ended June 30, 2026, compared to $4.3 million for the three-month period ended June 30, 2025, and $22.0 million for the six-month period ended June 30, 2026, compared to $7.6 million for the six-month period ended June 30, 2025. The period-on-period increase in the effective tax rate is primarily driven by changes in geographic earnings mix, as well as higher pre-tax income relative to adjustments related to the Company’s uncertain tax positions and unrecognized tax benefits. See Note 7, Income Taxes, to our condensed consolidated financial statements included in Item 1, “Financial Statements,” of this Quarterly Report.

Net income. Net income was $44.0 million for the three-month period ended June 30, 2026, compared to $15.2 million for the three-month period ended June 30, 2025, and $67.8 million for the six-month period ended June 30, 2026, compared to $25.6 million for the six-month period ended June 30, 2025.

Supplemental Segment Operating Income Discussion

	For the three-month period ended		For the six-month period ended
(in US$ thousands)	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Reportable Segment:
Production Services	$60,232	$22,696	$92,969	$42,725
Drilling and Evaluation Services	21,703	20,714	39,885	36,861

Production Services operating income was $60.2 million for the three-month period ended June 30, 2026, compared to $22.7 million for the three-month period ended June 30, 2025, and $93.0 million for the six-month period ended June 30, 2026, compared to $42.7 million for the six-month period ended June 30, 2025. The change in supplemental segment operating income was primarily due to increased hydraulic fracturing stages in Saudi Arabia with a significant portion of incremental revenue translating into segment operating income.

Drilling and Evaluation operating income was $21.7 million for the three-month period ended June 30, 2026, compared to $20.7 million for the three-month period ended June 30, 2025, and $39.9 million for the six-month period ended June 30, 2026, compared to $36.9 million for the six-month period ended June 30, 2025. The change in supplemental segment operating income was primarily due to additional well testing, and to a lesser extent, wireline logging, activity in Saudi Arabia with a share of incremental revenue contributing to segment operating income.

LIQUIDITY AND CAPITAL RESOURCES

Our objective in financing our business is to maintain sufficient liquidity, adequate financial resources and financial flexibility to fund the requirements of our business. We had cash and cash equivalents of $175.0 million as of June 30, 2026, and $124.8 million as of December 31, 2025. Our outstanding borrowings were $274.6 million as of June 30, 2026, and $310.1 million as of December 31, 2025. Current available borrowing capacity totaled $21.3 million and $146.9 million, as of June 30, 2026, and December 31, 2025, respectively. Borrowing capacity decreased in the six-month period ended June 30, 2026, reflecting the Company’s decision not to extend its $59.2 million Secured Revolving Credit Facility beyond February 4, 2026, given sufficient operating cash flow and liquidity, as well as a $41.2 million reduction in the Working Capital Facility following the scheduled expiration of one tranche of availability within the lender syndicate as partially offset by new commitments. Subsequent to June 30, 2026, the Company received additional working capital commitments totaling $18.0 million, further increasing available liquidity. The Company is currently working with its lenders to refinance and extend the 2021 Secured Facilities Agreement. We believe that our cash on hand, cash flows generated from operations, and liquidity available through our credit facilities will provide sufficient liquidity to manage our global cash needs. See “Capital Requirements” below.

Cash Flows

Cash flows provided by (used in) each type of activity were as follows for the periods presented (in US$ thousands):

	For the six-month period ended
	June 30, 2026	June 30, 2025

Cash provided by (used in):
Operating Activities	$204,758	$118,971
Investing Activities	(109,560)	(62,429)
Financing Activities	(43,552)	(32,696)
Effect of exchange rate changes on cash	-	-
Net change in cash and cash equivalents	$51,646	$23,846

Operating Activities

Cash flows provided by operating activities were $204.8 million for the six-month period ended June 30, 2026, compared to cash flows provided by operating activities of $119.0 million for the six-month period ended June 30, 2025. The difference between periods was primarily driven by higher net income and improved working capital management year-over-year, and in particular more closely controlling timing of payments on Accounts payable and accrued expenses in relation to payment terms.

Investing Activities

Cash flows used in investing activities were $109.6 million for the six-month period ended June 30, 2026, compared to cash flows used in investing activities of $62.4 million for the six-month period ended June 30, 2025. The difference between periods was primarily due to higher cash paid for capital expenditures period-over-period to support growth in our operations. Our principal recurring investing activity is the funding of capital expenditures to ensure that we have the appropriate levels and types of machinery and equipment in place to generate revenue from operations.

Financing Activities

Cash flows used in financing activities were $43.6 million for the six-month period ended June 30, 2026, compared to cash flows used in financing activities of $32.7 million for the six-month period ended June 30, 2025. The difference between periods was primarily attributable to lower short-term borrowings.

Credit Facilities

Our principal credit facilities and instruments outstanding or available as of June 30, 2026, are discussed in Note 6, Debt, to the condensed consolidated financial statements included in Item 1, “Financial Statements,” of this Quarterly Report.

Capital Requirements

As of the end of the three-month and six-month periods covered by this Quarterly Report, there have been no material changes to our capital requirements. See the section entitled “Capital Requirements” in Part II, Item 7 of our 2025 Annual Report for more information.

Off-Balance Sheet Arrangements

Our off-balance sheet arrangements, including letters of credit and guarantees, are discussed in Note 8, Commitments and Contingencies, to the condensed consolidated financial statements included in Item 1, “Financial Statements,” of this Quarterly Report.

Contractual Obligations and Commitments

As of the end of the three-month and six-month periods covered by this Quarterly Report, there have been no material changes to our contractual obligations. See the section entitled “Contractual Obligations and Commitments” in Part II, Item 7 of our 2025 Annual Report for more information.

Other Factors Affecting Liquidity

Shelf registration statement. On May 26, 2026, the Company filed a shelf registration statement on Form S-3 with the SEC that automatically became effective the same day. The shelf registration statement gives the Company the ability to sell the ordinary shares from time to time in one or more offerings. The specific terms, including the amount, of any ordinary shares to be sold in any such offering, if it does occur, would be described in supplemental filings with the SEC. The shelf registration statement currently provides flexibility for strategic opportunities, financing initiatives, and other corporate purposes. The shelf registration statement will expire in 2029.

Capital expenditure commitments. The Company was committed to incur capital expenditures of $70.6 million and $45.6 million at June 30, 2026, and December 31, 2025, respectively. Substantially all of the commitments outstanding as of June 30, 2026, are expected to be settled during 2026 and 2027.

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

As of the end of the three-month and six-month periods covered by this Quarterly Report, there have been no material changes to other factors affecting our liquidity except as described above. See the section entitled “Other Factors Affecting Liquidity” in Part II, Item 7 of our 2025 Annual Report for more information.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

As of the end of the three-month and six-month periods covered by this Quarterly Report, there have been no material changes to our critical accounting policies and estimates. See the section entitled “Critical Accounting Policies and Estimates” in Part II, Item 7 of our 2025 Annual Report for more information.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See the section entitled “Quantitative and Qualitative Disclosures about Market Risk” in Part II, Item 7A of our 2025 Annual Report on Form 10-K for more information. Our exposure to market risk has not changed materially since December 31, 2025.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

No changes in our internal control over financial reporting occurred during the quarter ended June 30, 2026, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Information regarding Item 1 is discussed in Note 8, Commitments and Contingencies, to the condensed consolidated financial statements included in Item 1, “Financial Statements,” of this Quarterly Report.

ITEM 1A. RISK FACTORS

As of June 30, 2026, there have been no material changes in risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

During the period covered by this Quarterly Report, we had no mine safety violations or other regulatory matters required to be disclosed pursuant to Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K.

ITEM 5. OTHER INFORMATION

Except as previously disclosed, during the three months ended June 30, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

NATIONAL ENERGY SERVICES REUNITED CORP.

Date: August 10, 2026		/s/ Sherif Foda
	Name:	Sherif Foda
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: August 10, 2026		/s/ Stefan Angeli
	Name:	Stefan Angeli
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)

