Form 10-Q
period 2026-09-30
National Energy Services Reunited Corp.
filed 2026-11-09
CIK 1698514

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

Yes ☐ No ☒

As of September 30, 2026, the registrant had 102,123,175 ordinary shares outstanding.

NATIONAL ENERGY SERVICES REUNITED CORP.

FORM 10-Q

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

NATIONAL ENERGY SERVICES REUNITED CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(In US$ thousands, except share data)

Description	September 30, 2026	December 31, 2025

Assets
Current assets
Cash and cash equivalents	$106,843	124,797
Accounts receivable, net (Note 3)	262,659	178,020
Unbilled revenue	221,279	121,186
Service inventories (Note 4)	148,228	94,834
Prepaid assets	26,177	13,237
Retention withholdings	41,658	33,125
Other receivables	53,572	54,511
Other current assets	13,105	10,664
Total current assets	873,521	630,374
Non-current assets
Property, plant and equipment, net (Note 5)	561,630	465,454
Intangible assets, net	34,178	47,086
Goodwill	645,095	645,095
Operating lease right-of-use assets	24,993	20,300
Other assets	44,201	43,210
Total assets	$2,183,618	$1,851,519

Liabilities and equity
Liabilities
Accounts payable and accrued expenses	666,612	421,064
Current installments of long-term debt (Note 6)	64,500	64,500
Short-term borrowings (Note 6)	58,922	54,250
Income taxes payable (Note 7)	36,047	25,092
Other taxes payable	6,810	12,351
Operating lease liabilities	2,074	2,948
Other current liabilities	27,294	24,715
Total current liabilities	862,259	604,920

Long-term debt (Note 6)	143,871	191,378
Deferred tax liabilities	660	1,691
Employee benefit liabilities	39,771	36,321
Non-current operating lease liabilities	22,670	18,447
Other liabilities	34,272	30,846
Total liabilities	1,103,503	883,603

Commitments and contingencies (Note 8)

Equity
Preferred shares, no par value; unlimited shares authorized; none issued and outstanding at September 30, 2026, and December 31, 2025, respectively	-	-
Ordinary shares and additional paid-in capital, no par value; unlimited shares authorized; 102,123,175 and 100,787,173 shares issued and outstanding at September 30, 2026, and December 31, 2025, respectively	912,872	902,845
Retained income	167,174	65,002
Accumulated other comprehensive income	69	69
Total equity	1,080,115	967,916
Total liabilities and equity	$2,183,618	$1,851,519

The accompanying notes are an integral part of the condensed consolidated financial statements.

NATIONAL ENERGY SERVICES REUNITED CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(In US$ thousands, except share data and per share amounts)

	For the three-month period ended		For the nine-month period ended
Description	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025

Revenues	$504,725	$295,315	$1,430,063	$925,785
Cost of services	(435,771)	(259,955)	(1,227,986)	(809,086)
Gross profit	68,954	35,360	202,077	116,699
Selling, general and administrative expenses (excluding Amortization)	(12,573)	(11,061)	(35,694)	(34,981)
Amortization	(3,872)	(4,693)	(12,998)	(14,080)
Operating income	52,509	19,606	153,385	67,638
Interest expense, net	(6,706)	(8,128)	(20,287)	(24,974)
Other (expense) / income, net	(2,761)	759	(197)	2,758
Income before income tax	43,042	12,237	132,901	45,422
Income tax (expense) / benefit	(8,714)	5,500	(30,729)	(2,093)
Net income	$34,328	$17,737	$102,172	$43,329

Weighted average shares outstanding (Note 9):
Basic	101,490,792	100,356,020	101,050,794	97,656,777
Diluted	103,385,626	100,724,290	103,193,761	97,951,178

Earnings per share (Note 9):
Basic	$0.34	$0.18	$1.01	$0.44
Diluted	$0.33	$0.18	$0.99	$0.44

The accompanying notes are an integral part of the condensed consolidated financial statements.

NATIONAL ENERGY SERVICES REUNITED CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(In US$ thousands)

	For the three-month period ended		For the nine-month period ended
Description	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025

Net income	$34,328	$17,737	$102,172	$43,329
Other comprehensive income, net of tax	-	-	-	-
Foreign currency translation adjustments	-	-	-	-
Total comprehensive income, net of tax	$34,328	$17,737	$102,172	$43,329

The accompanying notes are an integral part of the condensed consolidated financial statements.

NATIONAL ENERGY SERVICES REUNITED CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (UNAUDITED)

(In US$ thousands, except share data)

		Ordinary Shares
		and Additional	Accumulated Other
	Ordinary	Paid-in	Comprehensive	Retained	Total
Description	Shares	Capital	Income	Income	Equity

Balance at December 31, 2025	100,787,173	$902,845	$69	$65,002	$967,916
Share-based compensation expense	-	8,910	-	-	8,910
Issuance of equity-classified restricted share units	1,286,001	-	-	-	-
Settlement of liability-classified share-based compensation	50,001	964	-	-	964
Other	-	153	-	-	153
Net income	-	-	-	102,172	102,172
Balance at September 30, 2026	102,123,175	$912,872	$69	$167,174	$1,080,115

		Ordinary Shares
		and Additional	Accumulated Other
	Ordinary	Paid-in	Comprehensive	Retained	Total
Description	Shares	Capital	Income	Income	Equity

Balance at December 31, 2024	96,045,856	$894,293	$69	$13,870	$908,232
Share-based compensation expense	-	5,747	-	-	5,747
Issuance of equity-classified restricted share units	1,088,331	-	-	-	-
Settlement of liability-classified share-based compensation	100,001	601	-	-	601
Warrant exchange and associated transaction costs	3,543,571	(1,258)	-	-	(1,258)
Net income	-	-	-	43,329	43,329
Balance at September 30, 2025	100,777,759	$899,383	$69	$57,199	$956,651

		Ordinary Shares
		and Additional	Accumulated Other
	Ordinary	Paid-in	Comprehensive	Retained	Total
Description	Shares	Capital	Income	Income	Equity

Balance at June 30, 2026	100,851,754	$909,130	$69	$132,846	$1,042,045
Share-based compensation expense	-	3,738	-	-	3,738
Issuance of equity-classified restricted share units	1,271,421	-	-	-	-
Other	-	4	-	-	4
Net income	-	-	-	34,328	34,328
Balance at September 30, 2026	102,123,175	$912,872	$69	$167,174	$1,080,115

		Ordinary Shares
		and Additional	Accumulated Other
	Ordinary	Paid-in	Comprehensive	Retained	Total
Description	Shares	Capital	Income	Income	Equity

Balance at June 30, 2025	96,452,967	$897,373	$69	$39,462	$936,904
Share-based compensation expense	-	2,169	-	-	2,169
Issuance of equity-classified restricted share units	781,221	-	-	-	-
Warrant exchange and associated transaction costs	3,543,571	(159)	-	-	(159)
Net income	-	-	-	17,737	17,737
Balance at September 30, 2025	100,777,759	$899,383	$69	$57,199	$956,651

The accompanying notes are an integral part of the condensed consolidated financial statements.

NATIONAL ENERGY SERVICES REUNITED CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In US$ thousands)

	For the nine-month period ended
Description	September 30, 2026	September 30, 2025
Cash flows from operating activities:
Net income	$102,172	$43,329
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	106,966	106,480
Share-based compensation expense	8,910	5,747
(Gain) on disposal of assets	(2,506)	(4,271)
Non-cash interest expense	597	983
Deferred tax expense (benefit)	2,928	(1,497)
Allowance for doubtful receivables and unbilled revenue	2,945	694
Charges on obsolete service inventories	3,141	1,161
Impairments and other charges	2,850	1,492
Other operating activities, net	104	399
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(87,207)	(56,198)
(Increase) decrease in unbilled revenue	(100,093)	(14,600)
(Increase) decrease in retention withholdings	(8,533)	12,491
(Increase) decrease in inventories	(56,536)	(2,161)
(Increase) decrease in prepaid assets	(12,940)	(6,532)
(Increase) decrease in other current assets	5,077	(17,771)
(Increase) decrease in other long-term assets and liabilities	5,045	(1,105)
Increase (decrease) in accounts payable and accrued expenses	224,882	63,923
Increase (decrease) in other current liabilities	3,735	(6,912)
Net cash provided by operating activities	201,537	125,652

Cash flows from investing activities:
Capital expenditures	(152,819)	(100,620)
IPM investments (Note 2)	-	-
Proceeds from disposal of assets	2,229	2,086
Other investing activities	(4,333)	(8,250)
Net cash used in investing activities	(154,923)	(106,784)

Cash flows from financing activities:
Proceeds from long-term debt	-	-
Repayments of long-term debt	(48,375)	(52,610)
Proceeds from short-term borrowings	73,349	75,711
Repayments of short-term borrowings	(68,626)	(74,217)
Payments on capital leases	(4,026)	(2,778)
Payments on seller-provided financing for capital expenditures	(5,228)	(1,650)
Other financing activities, net	-	(1,597)
Net cash used in financing activities	(52,906)	(57,141)

Effect of exchange rate changes on cash	-	-
Net increase (decrease) in cash, cash equivalents, and restricted cash	(6,292)	(38,273)
Cash, cash equivalents, and restricted cash, beginning of period	132,696	107,956
Cash, cash equivalents, and restricted cash, end of period (Note 2)	$126,404	$69,683

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

Operating results for the three-month and nine-month periods ended September 30, 2026, are not necessarily indicative of the results that may be expected for the full year ending December 31, 2026. The balance sheet as of December 31, 2025 has been derived from NESR’s audited financial statements for the year then ended.

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash, cash equivalents, and restricted cash

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the Condensed Consolidated Balance Sheets to the amounts shown in the Condensed Consolidated Statements of Cash Flows (in US$ thousands):

	As of
	September 30, 2026	December 31, 2025

Cash and cash equivalents	$106,843	$124,797
Restricted cash – current	12,507	6,260
Restricted cash – non-current	7,054	1,639
Cash, cash equivalents, and restricted cash	$126,404	$132,696

Supplemental cash flow information

Non-cash transactions were as follows:

●	Purchases of property, plant, and equipment in Accounts payable of $54.3 million, $37.8 million, and $26.1 million at September 30, 2026, December 31, 2025, and September 30, 2025, respectively, are not included under “Capital expenditures” within the Condensed Consolidated Statements of Cash Flows.
●	Purchases of property, plant, and equipment using seller-provided installment financing of $8.0 million, $2.1 million, and $0.0 (zero) million, at September 30, 2026, December 31, 2025, and September 30, 2025, respectively, in Accounts payable are not included under “Payments on seller-provided financing for capital expenditures” within the Condensed Consolidated Statements of Cash Flows.
●	Purchases of property, plant, and equipment in Other current liabilities and Other liabilities of $5.1 million and $3.1 million at September 30, 2026, respectively, $1.8 million and $0.3 million at December 31, 2025, respectively, and $2.8 million and $0.3 million at September 30, 2025, respectively, are not included under “Payments on capital leases” within the Condensed Consolidated Statements of Cash Flows.

Production Management Assets

The Company’s Integrated Production Management (“IPM”) projects are focused on developing and managing production on behalf of the Company’s customers under long-term agreements. Under these arrangements, the Company contributes its own services and products and, in certain cases, cash, toward the customer’s field development activities and operations. Although in certain arrangements the Company is paid for a portion of the services or products it provides, generally the Company will not be paid at the time of providing its services or upon delivery of its products. Instead, the Company is compensated based on cash flow generated by cash from the customer’s wells. Revenues from IPM arrangements, which are recognized as the related production is achieved, represented 0.0% (zero), 0.1%, 0.0% (zero), and 0.5% of the Company’s Revenues for the three-month period ended September 30, 2026, three-month period ended September 30, 2025, nine-month period ended September 30, 2026, and nine-month period ended September 30, 2025, respectively.

The Company capitalizes its cash investments in a project as well as the direct costs associated with providing services or products for which the Company will be compensated when the related production is achieved. These capitalized investments are amortized to the Condensed Consolidated Statements of Operations as the related production is achieved based on the units of production method, whereby each unit produced is assigned a pro-rata portion of the unamortized costs based on estimated total production, resulting in a matching of revenue with the applicable costs. Amortization expense relating to these capitalized investments was $0.0 (zero) million, $0.8 million, $0.0 (zero) million, and $4.9 million for the three-month period ended September 30, 2026, three-month period ended September 30, 2025, nine-month period ended September 30, 2026, and nine-month period ended September 30, 2025, respectively.

The unamortized portion of the Company’s investments in IPM projects was $0.0 (zero) million and $0.0 (zero) million at September 30, 2026, and December 31, 2025, respectively.

At September 30, 2026, and September 30, 2025, the Company assessed whether the unamortized costs associated with these investments exceed the present value of future cash flows from the projects, and recorded an impairment charge to Cost of Services of $0.0 (zero) million, $0.0 (zero) million, $0.0 (zero) million, and $1.5 million for the three-month period ended September 30, 2026, three-month period ended September 30, 2025, nine-month period ended September 30, 2026, and nine-month period ended September 30, 2025, respectively.

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

3. ACCOUNTS RECEIVABLE, NET

The following table summarizes the accounts receivable of the Company as of the period end dates set forth below (in US$ thousands):

	As of
	September 30, 2026	December 31, 2025
Trade receivables	$278,865	$191,792
Less: allowance for credit losses	(16,206)	(13,772)
Total	$262,659	$178,020

Trade receivables relate to the sale of services, for which credit is extended based on the Company’s evaluation of the customer’s creditworthiness. The movement in the allowance for credit losses is as follows (in US$ thousands):

	For the three-month period ended		For the nine-month period ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025

Allowance for credit losses at beginning of period	$(15,278)	$(13,908)	$(13,772)	$(15,206)
(Increase) decrease to allowance for the period	(1,161)	(1,476)	(2,945)	(694)
Write-off of credit losses	233	848	511	1,364
Reclassifications	-	(2,228)	-	(2,228)
Allowance for credit losses at end of period	$(16,206)	$(16,764)	$(16,206)	$(16,764)

4. SERVICE INVENTORIES

The following table summarizes the service inventories for the period end dates as set forth below (in US$ thousands):

	September 30, 2026	December 31, 2025

Spare parts and consumables	$81,959	$59,469
Chemicals	66,269	35,365
Total	$148,228	$94,834

5. PROPERTY, PLANT, AND EQUIPMENT, NET

Property, plant and equipment, net of accumulated depreciation, of the Company consists of the following as of the period end dates set forth below (in US$ thousands):

		As of
	Estimated Useful Lives (in years)	September 30, 2026	December 31, 2025
Buildings and leasehold improvements	5 to 25	$58,857	$56,937
Drilling rigs, plant and equipment	1 to 15	932,315	818,147
Office equipment (furniture and fixtures) and tools	3 to 10	15,510	14,785
Vehicles and cranes	5 to 10	8,008	9,364
Less: Accumulated depreciation		(567,229)	(522,072)
Land		11,664	11,664
Capital work in progress		102,505	76,629
Total		$561,630	$465,454

The Company recorded depreciation expense of $33.2 million, $29.0 million, $94.0 million and $87.8 million for the three-month period ended September 30, 2026, the three-month period ended September 30, 2025, the nine-month period ended September 30, 2026, and the nine-month period ended September 30, 2025, respectively, within Cost of Services in the Condensed Consolidated Statements of Operations.

6. DEBT

Long-term debt

The Company’s long-term debt obligations consist of the following (in US$ thousands):

	September 30, 2026	December 31, 2025

Secured Term Loan	$209,625	$258,000
Secured Revolving Credit Facility	-	-
Less: unamortized debt issuance costs	(1,254)	(2,122)
Total loans and borrowings	208,371	255,878
Less: current installments	(64,500)	(64,500)
Long-term debt, net of unamortized debt issuance costs and excluding current installments	$143,871	$191,378

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

Borrowings under the Secured Term Loan incur, and prior borrowings under the Secured Revolving Credit Facility incurred, interest based on the secured overnight financing rate (“SOFR”) for U.S. dollar-denominated borrowings or the Saudi Arabian Interbank Offered Rate (“SAIBOR”) for Saudi Arabian Riyal borrowings plus 2.6% to 3.0% per annum, varying based on the Company’s Net Debt / EBITDA ratio as defined in the 2021 Secured Facilities Agreement. As of September 30, 2026, and December 31, 2025, this resulted in interest rates of 6.51% and 7.13%, respectively, for U.S. dollar-denominated borrowings, and interest rates of 7.46% and 7.61%, respectively, for Saudi Arabian Riyal borrowings. As of September 30, 2026, and December 31, 2025, the Company had drawn $209.6 million and $258.0 million, respectively, of the Secured Term Loan, and $0.0 (zero) million and $0.0 (zero) million, respectively, of the Secured Revolving Credit Facility. Additionally, as of September 30, 2026, and December 31, 2025, the Company had $0.0 (zero) million and $59.2 million, respectively, available to be drawn under the Secured Revolving Credit Facility.

The 2021 Secured Facilities Agreement also includes a working capital facility (the “Working Capital Facility”) of $278.4 million and $325.0 million as of September 30, 2026, and December 31, 2025, respectively, for issuance of letters of guarantee, letters of credit and refinancing letters of credit into debt over a period of no more than two years, which carries an interest rate equal to SOFR for U.S. dollar-denominated borrowings, or SAIBOR for Saudi Arabian Riyal borrowings, for the applicable interest period, plus a margin of 1.25% to 1.5% per annum. As of September 30, 2026, and December 31, 2025, this resulted in interest rates of 5.16% and 7.13%, respectively, for U.S. dollar-denominated borrowings, and interest rates of 6.37% and 7.61%, respectively, for Saudi Arabian Riyal borrowings. The Working Capital Facility requires the payment of a commitment fee each quarter. The commitment fee is computed at the rate of 0.3125% (25% of the margin) on the facility lender’s available commitment for the relevant quarter. The Working Capital Facility decreased by $46.6 million during the nine-month period ended September 30, 2026, due to the scheduled expiration of one tranche of availability within the lender syndicate as partially offset by new commitments. As of September 30, 2026, and December 31, 2025, the Company had utilized $273.9 million and $243.8 million, respectively, under this Working Capital Facility and the balance of $4.5 million and $81.2 million, respectively, was available to the Company.

The 2021 Secured Facilities Agreement includes covenants that specify maximum leverage (Net Debt / EBITDA) up to 3.50, minimum debt service coverage ratio (Cash Flow / Debt Service) of at least 1.25, and interest coverage (EBITDA / Interest) of at least 4.00. As of September 30, 2026, and December 31, 2025, the Company was in compliance with all financial and non-financial covenants under the 2021 Secured Facilities Agreement.

Trade Finance Facilities Agreement

On September 1, 2026, a subsidiary of the Company entered into a $40.0 million trade finance facilities agreement (the “Trade Finance Facilities Agreement”) with HSBC Bank Middle East Limited (“HSBC”). The agreement provides the Company with access to various trade finance instruments, including bank guarantees, standby letters of credit, documentary credits, and short-term import and export financing facilities. The facilities are generally available through November 30, 2026, with certain instruments subject to separate contractual tenors. The facilities are uncommitted and subject to HSBC’s ongoing review and right to reduce, cancel, or withdraw availability.

The Trade Finance Facilities Agreement provides for variable interest rates on applicable U.S. dollar-denominated borrowings based on Term SOFR plus contractual margins ranging from 1.50% to 1.65% per annum. Bank guarantees are subject to annual commissions generally ranging from 1.45% to 1.75%, depending on the type and tenor of the guarantee, while documentary credits are subject to commissions ranging from 0.85% to 0.90% per annum. In addition, the Company paid an arrangement fee of $88,000 and is subject to applicable administrative fees and other charges in accordance with HSBC’s standard tariff. The agreement contains customary affirmative and negative covenants, including financial reporting requirements, notification obligations, and restrictions relating to pledged collateral.

On September 28, 2026, the Trade Finance Facilities Agreement was amended to increase the aggregate credit limit from $40.0 million to $58.0 million through the addition of an $18.0 million uncommitted trade finance facility for the issuance of a financial standby letter of credit (“SBLC”). The additional facility is to be secured by an $18.0 million time deposit pledged in favor of HSBC and carries an annual commission of 1.60%, with a maximum tenor of 12 months.

As of September 30, 2026, the Company had utilized approximately $27.4 million under the Trade Finance Facilities Agreement, with approximately $30.6 million of remaining availability, subject to applicable sublimits and HSBC approval requirements.

On October 1, 2026, HSBC issued an irrevocable SBLC in the amount of $18.0 million to support the Company’s obligations associated with outstanding letters of guarantee. The SBLC is scheduled to expire on December 30, 2026, unless released earlier. The Company provided an $18.0 million pledged time deposit on October 5, 2026, which earns interest income while serving as collateral for the SBLC.

The Trade Finance Facilities Agreement contains customary affirmative and negative covenants, including financial reporting requirements, notification obligations relating to material changes in the Company’s business and operations, and restrictions on the use and disposition of pledged collateral. The agreements do not contain financial maintenance covenants based on leverage, interest coverage, or other financial ratios. As of September 30, 2026, the Company was in compliance with all affirmative and negative covenants under the Trade Finance Facilities Agreement.

$55.0 Million Term Facilities Agreement

On September 30, 2026, the Company entered into a $55.0 million Term Facilities Agreement (the “Term Facilities Agreement”) with HSBC Bank plc (“HSBC plc”), supported by guarantees and security provided by NESR and certain subsidiaries. The facility matures on March 31, 2027, and bears 0% stated interest through the original maturity date, subject to an extension mechanism under which the stated interest rate increases to 9% per annum.

The financing includes a 9.5% original issue discount ($5.2 million), together with lender, agency, security-agent and transaction fees. The financing package also includes a Saudi-law guarantee and indemnity from one of the Company’s subsidiaries in Saudi Arabia, a Saudi promissory note supporting the obligations, and security arrangements in certain jurisdictions. NESR granted HSBC plc specified rights of first refusal and matching rights for future refinancing transactions and agreed to undertake a credit-rating process. The Term Facilities Agreement is intended to provide near-term liquidity while NESR pursues longer-term refinancing of this facility and other existing indebtedness.

Although the agreement was executed on September 30, 2026, the loan proceeds were not received until October 5, 2026. Accordingly, no borrowings under the facility were outstanding as of September 30, 2026, and the funding represents a subsequent event for the third quarter of 2026. Despite the initial 0% stated interest rate, the original issue discount and applicable financing costs will result in an effective interest rate above 0%, with the related interest expense recognized over the term of the facility.

The Term Facilities Agreement includes financial covenants requiring the Company to maintain a maximum consolidated leverage ratio of 2.00:1, a minimum debt service coverage ratio greater than 1.25:1, and a minimum interest coverage ratio of 4.00:1. These covenants are tested quarterly on a rolling twelve-month basis. The agreement also contains customary non-financial covenants, including restrictions on additional indebtedness, liens, asset disposals, acquisitions, dividends and certain other corporate activities, subject to specified exceptions. As of September 30, 2026, the Company was in compliance with all affirmative and negative covenants under the Term Facilities Agreement.

2026 Secured Facilities Agreement

In October 2026, the Company, together with certain of its subsidiaries, entered into a new syndicated credit facilities agreement (the “2026 Secured Facilities Agreement”) with a consortium of financial institutions led by HSBC Bank Middle East Limited. The agreement provides for approximately $298.1 million in term loan facilities, a $5.0 million committed revolving credit facility, and $444.0 million in uncommitted working capital facilities, representing aggregate financing arrangements of approximately $747.1 million. The agreement also provides for up to $152.9 million in additional incremental facilities, subject to certain conditions.

The 2026 Secured Facilities Agreement has an overall term of three years, with scheduled term loan principal repayments commencing in April 2027. The facilities are intended to refinance existing indebtedness and provide additional financial flexibility to support the Company’s working capital requirements, capital expenditures, acquisitions and general corporate purposes. The agreement contains customary financial covenants, guarantees, security arrangements and other terms and conditions.

Short-term debt

The Company’s short-term debt obligations consist of the following (in US$ thousands):

	September 30, 2026	December 31, 2025

Other short-term borrowings from working capital facilities	$58,922	$54,250
Less: unamortized debt issuance costs	-	-
Short-term debt, excluding current installments of long-term debt	$58,922	$54,250

Short-term borrowings primarily consist of financing for capital equipment and inventory purchases.

Other debt information

Scheduled principal payments of long-term debt for periods subsequent to September 30, 2026, are as follows (in US$ thousands):

2026	$16,125
2027	193,500
2028	-
2029	-
2030	-
Total long-term debt	$209,625

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

The Company recorded income tax expense of $8.7 million with an effective tax rate of 20.2% for the three-month period ended September 30, 2026, income tax (benefit) expense of ($5.5) million with an effective tax rate of negative 44.9% for the three-month period ended September 30, 2025, $30.7 million with an effective tax rate of 23.1% for the nine-month period ended September 30, 2026 and $2.1 million with an effective tax rate of 4.6% for the nine-month period ended September 30, 2025, in the Condensed Consolidated Statements of Operations.

The recognition of an income tax benefit for the three-month period ended September 30, 2025, despite positive income before income tax, primarily reflects adjustments to the Company’s uncertain tax positions and unrecognized tax benefits totaling $9.2 million on a net basis. These adjustments were non-recurring in nature and do not indicate any change in the Company’s underlying profitability and/or statutory tax obligations in its taxable jurisdictions. Excluding these discrete items, the effective tax rates for the three- and nine-month periods ended September 30, 2025, were 29.9% and 24.8%, respectively.

8. COMMITMENTS AND CONTINGENCIES

Capital expenditure commitments

The Company was committed to incur capital expenditures of $61.8 million and $45.6 million at September 30, 2026, and December 31, 2025, respectively. Substantially all of the commitments outstanding as of September 30, 2026, are expected to be settled during 2026 and 2027.

Off Balance Sheet Arrangements

The Company evaluates its obligations under these arrangements and recognizes liabilities when a loss is probable and reasonably estimable. Management does not expect these off-balance-sheet arrangements to have a material effect on the Company’s condensed consolidated financial statements.

Letters of Credit

The Company had outstanding letters of credit issued under the 2021 Secured Facilities Agreement totaling $7.4 million and $6.6 million as of September 30, 2026 and December 31, 2025, respectively.

Bank Guarantees

In the ordinary course of business, the Company enters into various off-balance-sheet guarantee arrangements with customers, vendors, and other counterparties, including bid bonds, performance bonds, and other bank-issued guarantees. These arrangements totaled $241.1 million and $187.1 million as of September 30, 2026, and December 31, 2025, respectively. In addition, the Company had outstanding cash margin guarantees totaling $15.9 million and $14.9 million as of the respective dates, of which $15.9 million and $7.5 million, respectively, were secured by restricted cash deposits. The majority of the Company’s bank guarantees are issued pursuant to the terms of the 2021 Secured Facilities Agreement.

Other Guarantee Arrangements

Separately, the Company maintains off-balance-sheet guarantee arrangements through a non-financial intermediary in Kuwait, primarily consisting of bid and performance bonds issued in the ordinary course of business. The Company pays contractual margins of 3.50% per annum on other guarantee arrangements. These arrangements totaled $33.2 million and $14.7 million as of September 30, 2026, and December 31, 2025, respectively. In addition, the Company had outstanding cash margin guarantees totaling $7.7 million and $3.5 million as of the respective dates, of which $3.7 million and $0.4 million, respectively, were secured by restricted cash deposits.

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

9. EARNINGS PER SHARE

The following tables provide a reconciliation of the data used in the calculation of basic and diluted ordinary shares outstanding for the three-month period ended September 30, 2026, the three-month period ended September 30, 2025, the nine-month period ended September 30, 2026, and the nine-month period ended September 30, 2025, respectively.

Date	Transaction Detail	Change in Shares	Three-month period ended September 30, 2026, Weighted Average Ordinary Shares Outstanding
July 1, 2026	Beginning Balance		100,851,754
July 13, 2026	Equity-classified Restricted Stock Issuance	333	286
August 11, 2026	Equity-classified Restricted Stock Issuance	500	272
August 14, 2026	Equity-classified Restricted Stock Issuance	1,245,091	636,078
August 17, 2026	Equity-classified Restricted Stock Issuance	666	319
August 27, 2026	Equity-classified Restricted Stock Issuance	2,165	800
September 11, 2026	Equity-classified Restricted Stock Issuance	333	69
September 25, 2026	Equity-classified Restricted Stock Issuance	22,333	1,214
September 30, 2026	Ending Balance		101,490,792

Date	Transaction Detail	Change in Shares	Three-month period ended September 30, 2025, Weighted Average Ordinary Shares Outstanding
July 1, 2025	Beginning Balance		96,452,967
July 1, 2025	Warrant exchange	3,543,571	3,505,054
August 14, 2025	Equity-classified Restricted Stock Issuance	777,245	397,071
September 5, 2025	Equity-classified Restricted Stock Issuance	1,977	537
September 12, 2025	Equity-classified Restricted Stock Issuance	1,999	391
September 30, 2025	Ending Balance		100,356,020

Date	Transaction Detail	Change in Shares	Nine-month period ended September 30, 2026, Weighted Average Ordinary Shares Outstanding
January 1, 2026	Beginning Balance		100,787,173
January 15, 2026	Equity-classified Restricted Stock Issuance	833	787
January 30, 2026	Equity-classified Restricted Stock Issuance	7,332	6,526
February 25, 2026	Equity-classified Restricted Stock Issuance	1,666	1,324
March 13, 2026	Equity-classified Restricted Stock Issuance	250	36,814
March 13, 2026	Settlement of liability-classified share-based compensation	50,001	184
April, 10, 2026	Equity-classified Restricted Stock Issuance	3,000	1,901
May 20, 2026	Equity-classified Restricted Stock Issuance	1,499	730
July 13, 2026	Equity-classified Restricted Stock Issuance	333	96
August 11, 2026	Equity-classified Restricted Stock Issuance	500	92
August 14, 2026	Equity-classified Restricted Stock Issuance	1,245,091	214,358
August 17, 2026	Equity-classified Restricted Stock Issuance	666	107
August 27, 2026	Equity-classified Restricted Stock Issuance	2,165	270
September 11, 2026	Equity-classified Restricted Stock Issuance	333	23
September 25, 2026	Equity-classified Restricted Stock Issuance	22,333	409
September 30, 2026	Ending Balance		101,050,794

Date	Transaction Detail	Change in Shares	Nine-month period ended September 30, 2025, Weighted Average Ordinary Shares Outstanding
January 1, 2025	Beginning Balance		96,045,856
January 6, 2025	Settlement of liability-classified share-based compensation	61,353	60,005
February 17, 2025	Equity-classified Restricted Stock Issuance	666	549
February 27, 2025	Equity-classified Restricted Stock Issuance	1,000	788
March 17, 2025	Equity-classified Restricted Stock Issuance	12,430	8,970
March 18, 2025	Equity-classified Restricted Stock Issuance	231,661	166,321
April 22, 2025	Settlement of liability-classified share-based compensation	100,001	58,975
July 1, 2025	Warrant exchange	3,543,571	1,181,190
August 14, 2025	Equity-classified Restricted Stock Issuance	777,245	133,811
September 5, 2025	Equity-classified Restricted Stock Issuance	1,977	181
September 12, 2025	Equity-classified Restricted Stock Issuance	1,999	131
September 30, 2025	Ending Balance		97,656,777

The following tables provide the computation of basic and diluted earnings per share (“EPS”) for the three-month period ended September 30, 2026, the three-month period ended September 30, 2025, the nine-month period ended September 30, 2026, and the nine-month period ended September 30, 2025, respectively (in US$ thousands, except share data and per share amounts):

	For the three-month period ended
	September 30, 2026			September 30, 2025
	Net income to Ordinary Shareholders	Weighted- average ordinary shares outstanding	EPS	Net income to Ordinary Shareholders	Weighted- average ordinary shares outstanding	EPS

Basic EPS - ordinary shares	$34,328	101,490,792	$0.34	$17,737	100,356,020	$0.18
Restricted stock units		1,894,834			368,270
Antidilution sequencing - subtotal	34,328	103,385,626	0.33	17,737	100,724,290	0.18
35,540,380 warrants @ $5.75 per half share		-			-
Diluted EPS - ordinary shares	$34,328	103,385,626	$0.33	$17,737	100,724,290	$0.18

	For the nine-month period ended
	September 30, 2026			September 30, 2025
	Net income to Ordinary Shareholders	Weighted- average ordinary shares outstanding	EPS	Net income to Ordinary Shareholders	Weighted- average ordinary shares outstanding	EPS

Basic EPS - ordinary shares	$102,172	101,050,794	$1.01	$43,329	97,656,777	$0.44
Restricted stock units		2,142,967			294,401
Antidilution sequencing - subtotal	102,172	103,193,761	0.99	43,329	97,951,178	0.44
35,540,380 warrants @ $5.75 per half share		-
Diluted EPS - ordinary shares	$102,172	103,193,761	$0.99	$43,329	97,951,178	$0.44

The Company excluded 792,574, 2,359,397, 790,143 and 2,267,131 weighted-average restricted stock units from dilutive ordinary shares for the three-month period ended September 30, 2026, the three-month period ended September 30, 2025, the nine-month period ended September 30, 2026, and the nine-month period ended September 30, 2025, respectively, as they were assumed to be repurchased due to the impact of unrecognized share-based compensation cost.

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

The CODM uses segment revenue and segment operating income (loss) to assess segment performance and make resource allocation decisions. These decisions include the allocation of capital expenditures, equipment, personnel and other operational resources among the Company’s reportable segments. In making these decisions, the CODM considers each segment’s historical and expected financial performance, customer demand, market conditions, operational requirements and anticipated returns on investment. Resources are allocated with the objective of supporting operational requirements, pursuing growth opportunities and optimizing the Company’s overall financial performance.

Revenue from operations

	For the three-month period ended		For the nine-month period ended
(in US$ thousands)	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Reportable Segment:
Production Services	$312,951	$174,443	$883,728	$567,591
Drilling and Evaluation Services	191,774	120,872	546,335	358,194
Total external revenue	$504,725	$295,315	$1,430,063	$925,785

Long-lived assets

	As of
(in US$ thousands)	September 30, 2026	December 31, 2025
Reportable Segment:
Production Services	$288,837	$222,306
Drilling and Evaluation Services	211,984	186,738
Total Reportable Segments	500,821	409,044
Unallocated assets	60,809	56,410
Total long-lived assets	$561,630	$465,454

Unallocated assets mainly comprise buildings and leasehold improvements in the countries which support both segments in the normal course of business.

Total segment operating income

	For the three-month period ended		For the nine-month period ended
(in US$ thousands)	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Reportable Segment:
Production Services	$42,623	$15,578	$135,592	$58,303
Drilling and Evaluation Services	27,682	16,267	67,567	53,128
Total Reportable Segments	70,305	31,845	203,159	111,431
Unallocated expenses	(17,796)	(12,239)	(49,774)	(43,793)
Total operating income	52,509	19,606	153,385	67,638
Interest expense, net	(6,706)	(8,128)	(20,287)	(24,974)
Other (expense) / income, net	(2,761)	759	(197)	2,758
Income before income tax	$43,042	$12,237	$132,901	$45,422

Unallocated expenses for the three-month and nine-month periods ended September 30, 2026, and September 30, 2025, respectively, mainly include corporate selling, general, and administrative expenses (inclusive of amortization), offset in small part by a portion of these costs that are allocated to the reportable segments. As described elsewhere, corporate selling, general, and administrative expenses are primarily comprised of payroll and compensation costs for headquarters’ employees, professional and legal expenses relating to audit firms, consulting firms and legal counsel, and depreciation charges on headquarters’ offices and leasehold improvements.

Significant segment expenses, which represent the difference between segment revenue and pre-tax segment income, consist of the following:

	For the three-month period ended		For the nine-month period ended
(in US$ thousands)	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Production Services:
Compensation	$56,359	$44,792	$161,428	$138,864
Cost of products, materials, and supplies	116,311	48,861	322,874	167,327
Transport and rental	48,141	27,430	125,804	85,079
Depreciation and amortization	18,236	18,382	52,177	58,430
Other	31,281	19,400	85,853	59,588
	$270,328	$158,865	$748,136	$509,288

	For the three-month period ended		For the nine-month period ended
(in US$ thousands)	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Drilling and Evaluation Services
Compensation	$50,374	$37,943	$147,780	$110,448
Cost of products, materials, and supplies	28,901	16,722	80,774	52,088
Transport and rental	48,298	24,155	143,843	69,471
Depreciation and amortization	14,995	11,779	42,133	34,830
Other	21,524	14,006	64,238	38,229
	$164,092	$104,605	$478,768	$305,066

Other segment expenses include mobilization, occupancy, professional, and other costs.

Revenue by geographic area

	For the three-month period ended		For the nine-month period ended
(in US$ thousands)	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Geographic Area:
Domestic (BVI)	$-	$-	$-	$-
MENA	501,557	293,644	1,422,681	919,801
Rest of World	3,168	1,671	7,382	5,984
Total revenue	$504,725	$295,315	$1,430,063	$925,785

Long-lived assets by geographic area

	As of
(in US$ thousands)	September 30, 2026	December 31, 2025
Geographic Area:
Domestic (BVI)	$-	$-
MENA	554,868	457,124
Rest of World	6,762	8,330
Total long-lived assets	$561,630	$465,454

11. SUBSEQUENT EVENTS

Declaration of Cash Dividend

On November 6, 2026, the Company’s Board of Directors declared a cash dividend of $0.10 per ordinary share, payable on December 10, 2026, to shareholders of record as of December 3, 2026. As the dividend was declared subsequent to September 30, 2026, no liability related to the dividend was recognized in the Company’s condensed consolidated balance sheet as of September 30, 2026.
16

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

EXECUTIVE OVERVIEW

Drivers of Our Financial Condition and Results of Operations

As of the end of the three-month and nine-month periods covered by this Quarterly Report, the conflict involving the United States, Israel and Iran, and the associated volatility in Brent crude oil prices, have not had a material adverse impact on our results of operations or financial condition. Demand for our services has remained resilient, supported in large part by continued customer investment in Saudi Arabia, including the Jafurah unconventional field, as well as sustained activity in certain of our other operating locations. However, the duration, scope and ultimate trajectory of the conflict remain uncertain, and any de-escalation or further escalation of the conflict, as well as related sanctions, supply disruptions or other geopolitical developments, could materially affect commodity prices, customer capital spending, and our results of operations and financial condition in future periods. For a full discussion of the drivers of our financial condition and results of operations, see the section entitled “Drivers of Our Financial Condition and Results of Operations” in Part II, Item 7 of our 2025 Annual Report.

Key Performance Indicators

As of the end of the three-month and nine-month periods covered by this Quarterly Report, there have been no material changes regarding our key performance indicators. The following table shows rig count (Source: Baker Hughes Published Rig Count Data) and oil prices (Source: U.S. Energy Information Administration - Brent – Europe) as of the dates indicated. For a full discussion of our key performance indicators, see the section entitled “Key Performance Indicators” in Part II, Item 7 of our 2025 Annual Report.

	As of
	September 30, 2026	December 31, 2025
Rig count:
MENA	508	565
Rest of World – outside of North America	614	500
Total International Rig Count	1,122	1,065

Brent Crude (per barrel)	$115.91	$61.35

RESULTS OF OPERATIONS

We operate our business through two operating segments and report our results of operations through two reporting segments, Production Services and Drilling and Evaluation Services, which aggregate services performed during distinct stages of a typical life-cycle of an oil well.

Production Services. Our Production Services segment includes the results of operations from services that are generally offered and performed during the production stage of a well’s lifecycle. These services mainly include hydraulic fracturing, coiled tubing, stimulation and pumping, cementing, nitrogen services, filtration services, pipelines and industrial services, production assurance, artificial lift services, completions and integrated production management. Our Production Services accounted for 62%, 59%, 62%, and 61% of our revenues for the three-month period ended September 30, 2026, the three-month period ended September 30, 2025, the nine-month period ended September 30, 2026, and the nine-month period ended September 30, 2025, respectively.

Drilling and Evaluation Services. Our Drilling and Evaluation Services segment includes the results of operations from services that are generally offered and performed during pre-production stages of a well’s lifecycle and related mainly to the operation of oil rigs. The services mainly include rigs and integrated services, fishing and downhole tools, thru-tubing intervention, tubular running services, directional drilling, drilling and completion fluids, pressure control, well testing services, wireline logging services and slickline services. Our Drilling and Evaluation Services accounted for 38%, 41%, 38%, and 39%, of our revenues for the three-month period ended September 30, 2026, the three-month period ended September 30, 2025, the nine-month period ended September 30, 2026, and the nine-month period ended September 30, 2025, respectively.

For a full discussion of our reportable segments, see the section entitled “Business” in Part I, Item 1 of our 2025 Annual Report.

Key Components of Revenues and Expenses

As of the end of the three-month and nine-month periods covered by this Quarterly Report, there have been no material changes to our key components of revenues and expenses. See the section entitled “Key Components of Revenues and Expenses” in Part II, Item 7 of our 2025 Annual Report for more information.

2026 compared to 2025

The following table presents our Condensed Consolidated Statements of Operations (Unaudited) data for the periods indicated (in US$ thousands):

	For the three-month period ended		For the nine-month period ended
Description	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025

Revenues	$504,725	$295,315	$1,430,063	$925,785
Cost of services	(435,771)	(259,955)	(1,227,986	(809,086)
Gross profit	68,954	35,360	202,077	116,699
Selling, general and administrative expenses (excluding Amortization)	(12,573)	(11,061)	(35,694	(34,981)
Amortization	(3,872)	(4,693)	(12,998	(14,080)
Operating income	52,509	19,606	153,385	67,638
Interest expense, net	(6,706)	(8,128)	(20,287	(24,974)
Other (expense) / income, net	(2,761)	759	(197)	2,758
Income before income tax	43,042	12,237	132,901	45,422
Income tax (expense) / benefit	(8,714)	5,500	(30,729)	(2,093)
Net income	$34,328	$17,737	$102,172	$43,329

Revenue. Revenue was $504.7 million for the three-month period ended September 30, 2026, compared to $295.3 million for the three-month period ended September 30, 2025, and $1,430.1 million for the nine-month period ended September 30, 2026, compared to $925.8 million for the nine-month period ended September 30, 2025.

The table below presents our revenue by segment for the periods indicated (in US$ thousands):

	For the three-month period ended		For the nine-month period ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Reportable Segment:
Production Services	$312,951	$174,443	$883,728	$567,591
Drilling and Evaluation Services	191,774	120,872	546,335	358,194
Total revenue	$504,725	$295,315	$1,430,063	$925,785

Production Services revenue was $313.0 million for the three-month period ended September 30, 2026, compared to $174.4 million for the three-month period ended September 30, 2025, and $883.7 million for the nine-month period ended September 30, 2026, compared to $567.6 million for the nine-month period ended September 30, 2025. The change in revenue was primarily due to increased hydraulic fracturing stages in Saudi Arabia.

Drilling and Evaluation Services revenue was $191.8 million for the three-month period ended September 30, 2026, compared to $120.9 million for the three-month period ended September 30, 2025, and $546.3 million for the nine-month period ended September 30, 2026, compared to $358.2 million for the nine-month period ended September 30, 2025. The change in revenue was primarily due to increased well testing and to a lesser extent, wireline logging activity in Saudi Arabia.

Cost of services. Cost of services was $435.8 million for the three-month period ended September 30, 2026, compared to $260.0 million for the three-month period ended September 30, 2025, and $1,228.0 million for the nine-month period ended September 30, 2026, compared to $809.1 million for the nine-month period ended September 30, 2025. Cost of services as a percentage of total revenue was 86.3%, 88.8%, 85.9% and 87.4% for the three-month period ended September 30, 2026, the three-month period ended September 30, 2025, the nine-month period ended September 30, 2026, and the nine-month period ended September 30, 2025, respectively. The change in cost of services as a percentage of total revenue is mainly due to increased activity levels in the period ended September 30, 2026, as compared to the prior year period, reflecting improved cost absorption as revenue scaled. Cost of services included depreciation expense of $33.2 million, $29.0 million, $94.0 million and $87.8 million for the three-month period ended September 30, 2026, the three-month period ended September 30, 2025, the nine-month period ended September 30, 2026, and the nine-month period ended September 30, 2025, respectively.

Gross profit. Gross profit was $69.0 million for the three-month period ended September 30, 2026, compared to $35.4 million for the three-month period ended September 30, 2025, and $202.1 million for the nine-month period ended September 30, 2026, compared to $116.7 million for the nine-month period ended September 30, 2025. Gross profit as a percentage of total revenue was 13.7%, 12.0%, 14.1% and 12.6% for the three-month period ended September 30, 2026, the three-month period ended September 30, 2025, the nine-month period ended September 30, 2026, and the nine-month period ended September 30, 2025, respectively. The change in trend is described under “Revenue” and “Cost of services.”

SG&A expense. Selling, general, and administrative (“SG&A”) expense, which represents costs associated with managing and supporting our operations, was $12.6 million for the three-month period ended September 30, 2026, compared to $11.1 million for the three-month period ended September 30, 2025, and $35.7 million for the nine-month period ended September 30, 2026, compared to $35.0 million for the nine-month period ended September 30, 2025. The increases in SG&A expense for the three and nine months ended September 30, 2026, compared to the corresponding periods in 2025, were primarily attributable to higher share-based compensation expense associated with awards granted in 2026. These increases were partially offset by lower costs associated with the remediation of the Company’s previously identified material weakness in internal control over financial reporting, which was fully remediated as of June 30, 2025. SG&A expense as a percentage of total revenue was 2.5%, 3.7%, 2.5% and 3.8% for the three-month period ended September 30, 2026, the three-month period ended September 30, 2025, the nine-month period ended September 30, 2026, and the nine-month period ended September 30, 2025, respectively. SG&A expense as a percentage of total revenue decreased in 2026 as compared to 2025 due to a significant increase in overall activity levels for the Company.

Amortization expense. Amortization expense was $3.9 million for the three-month period ended September 30, 2026, compared to $4.7 million for the three-month period ended September 30, 2025, and $13.0 million for the nine-month period ended September 30, 2026, compared to $14.1 million for the nine-month period ended September 30, 2025. Amortization expense is driven mainly by acquired intangible assets resulting from acquisitions.

Interest expense, net. Interest expense, net, was $6.7 million for the three-month period ended September 30, 2026, compared to $8.1 million for the three-month period ended September 30, 2025, and $20.3 million for the nine-month period ended September 30, 2026, compared to $25.0 million for the nine-month period ended September 30, 2025. Interest expense, net, decreased period-over-period, due to lower debt levels during 2026 as compared to 2025.

Other (expense) / income, net. Other (expense) / income, net, was ($2.8) million for the three-month period ended September 30, 2026, compared to $0.8 million for the three-month period ended September 30, 2025, and ($0.2) million for the nine-month period ended September 30, 2026, compared to $2.8 million for the nine-month period ended September 30, 2025. The period-over-period fluctuation in Other (expense) / income, net, was primarily attributable to a $2.9 million charge recognized during the third quarter of 2026 related to an investment accounted for under the measurement alternative prescribed by Accounting Standards Codification 321, Investments—Equity Securities.

Income tax expense. Income tax expense was $8.7 million for the three-month period ended September 30, 2026, compared to income tax (benefit) of $(5.5) million for the three-month period ended September 30, 2025, and income tax expense of $30.7 million for the nine-month period ended September 30, 2026, compared to income tax expense of $2.1 million for the nine-month period ended September 30, 2025. The recognition of an income tax benefit for the three-month period ended September 30, 2025, despite positive income before income tax, primarily reflects adjustments to the Company’s uncertain tax positions and unrecognized tax benefits totaling $9.2 million on a net basis. See Note 7, Income Taxes, to our condensed consolidated interim financial statements included in Part 1, Item 1, “Financial Statements (Unaudited)” of this Quarterly Report.

Net income. Net income was $34.3 million for the three-month period ended September 30, 2026, compared to $17.7 million for the three-month period ended September 30, 2025, and $102.2 million for the nine-month period ended September 30, 2026, compared to $43.3 million for the nine-month period ended September 30, 2025.

Supplemental Segment Operating Income Discussion

	For the three-month period ended		For the nine-month period ended
(in US$ thousands)	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Reportable Segment:
Production Services	$42,623	$15,578	$135,592	$58,303
Drilling and Evaluation Services	27,682	16,267	67,567	53,128

Production Services operating income was $42.6 million for the three-month period ended September 30, 2026, compared to $15.6 million for the three-month period ended September 30, 2025, and $135.6 million for the nine-month period ended September 30, 2026, compared to $58.3 million for the nine-month period ended September 30, 2025. The change in supplemental segment operating income was primarily due to increased hydraulic fracturing stages in Saudi Arabia with a significant portion of incremental revenue translating into segment operating income.

Drilling and Evaluation operating income was $27.7 million for the three-month period ended September 30, 2026, compared to $16.3 million for the three-month period ended September 30, 2025, and $67.6 million for the nine-month period ended September 30, 2026, compared to $53.1 million for the nine-month period ended September 30, 2025. The change in supplemental segment operating income was primarily due to additional well testing, and to a lesser extent, wireline logging, activity in Saudi Arabia with a share of incremental revenue contributing to segment operating income.

LIQUIDITY AND CAPITAL RESOURCES

Our objective in financing our business is to maintain sufficient liquidity, adequate financial resources and financial flexibility to fund the requirements of our business. We had cash and cash equivalents of $106.8 million as of September 30, 2026, and $124.8 million as of December 31, 2025. Our outstanding borrowings were $267.3 million as of September 30, 2026, and $310.1 million as of December 31, 2025. Current available borrowing capacity totaled $39.5 million and $146.9 million, as of September 30, 2026, and December 31, 2025, respectively. Borrowing capacity decreased in the nine-month period ended September 30, 2026, reflecting the Company’s decision not to extend its $59.2 million Secured Revolving Credit Facility beyond February 4, 2026, given sufficient operating cash flow and liquidity, as well as a $46.6 million reduction in the Working Capital Facility following the scheduled expiration of one tranche of availability within the lender syndicate as partially offset by new commitments. In October 2026, the Company announced the funding of the 2026 Secured Facilities Agreement and $55.0 Million Term Facilities Agreement, see Note 6, Debt, to the condensed consolidated financial statements included in Part 1, Item 1, “Financial Statements,” of this Quarterly Report. We believe that our cash on hand, cash flows generated from operations, and liquidity available through our credit facilities will provide sufficient liquidity to manage our global cash needs. See “Capital Requirements” below.

Cash Flows

Cash flows provided by (used in) each type of activity were as follows for the periods presented (in US$ thousands):

	For the nine-month period ended
	September 30, 2026	September 30, 2025

Cash provided by (used in):
Operating Activities	$201,537	$125,652
Investing Activities	(154,923)	(106,784)
Financing Activities	(52,906)	(57,141)
Effect of exchange rate changes on cash	-	-
Net change in cash, cash equivalents, and restricted cash	$(6,292)	$(38,273)

Operating Activities

Cash flows provided by operating activities were $201.5 million for the nine-month period ended September 30, 2026, compared to cash flows provided by operating activities of $125.7 million for the nine-month period ended September 30, 2025. The difference between periods was primarily driven by higher net income.

Investing Activities

Cash flows used in investing activities were $154.9 million for the nine-month period ended September 30, 2026, compared to cash flows used in investing activities of $106.8 million for the nine-month period ended September 30, 2025. The difference between periods was primarily due to higher cash paid for capital expenditures period-over-period to support growth in our operations. Our principal recurring investing activity is the funding of capital expenditures to ensure that we have the appropriate levels and types of machinery and equipment in place to generate revenue from operations.

Financing Activities

Cash flows used in financing activities were $52.9 million for the nine-month period ended September 30, 2026, compared to cash flows used in financing activities of $57.1 million for the nine-month period ended September 30, 2025. The difference between periods was primarily attributable to lower short-term borrowings.

Credit Facilities

Our principal credit facilities and instruments outstanding or available as of September 30, 2026, are discussed in Note 6, Debt, to the condensed consolidated financial statements included in Part 1, Item 1, “Financial Statements,” of this Quarterly Report.

Capital Requirements

As of the end of the three-month and nine-month periods covered by this Quarterly Report, there have been no material changes to our capital requirements. See the section entitled “Capital Requirements” in Part II, Item 7 of our 2025 Annual Report for more information.

Off-Balance Sheet Arrangements

Our off-balance sheet arrangements, including letters of credit and guarantees, are discussed in Note 8, Commitments and Contingencies, to the condensed consolidated financial statements included in Part 1, Item 1, “Financial Statements,” of this Quarterly Report.

Contractual Obligations and Commitments

As of the end of the three-month and nine-month periods covered by this Quarterly Report, there have been no material changes to our contractual obligations. See the section entitled “Contractual Obligations and Commitments” in Part II, Item 7 of our 2025 Annual Report for more information. Subsequent to September 30, 2026, the Company entered into new contractual obligations and commitments which are discussed in Note 6, Debt, to the condensed consolidated financial statements included in Part 1, Item 1, “Financial Statements,” of this Quarterly Report.

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

Capital expenditure commitments. The Company was committed to incur capital expenditures of $61.8 million and $45.6 million at September 30, 2026, and December 31, 2025, respectively. Substantially all of the commitments outstanding as of September 30, 2026, are expected to be settled during 2026 and 2027.

Capital return program. In May 2026, the Company approved a capital return program consisting of (i) a quarterly cash dividend, anticipated to commence in the fourth quarter of 2026, at an expected rate of $0.10 per ordinary share, and (ii) authorization for the repurchase of up to $50.0 million of the Company’s ordinary shares from time to time through open market transactions, privately negotiated transactions, or otherwise, at prevailing market prices and subject to market conditions, applicable legal requirements, and liquidity considerations. On November 6, 2026, the Company’s Board of Directors declared its first quarterly cash dividend of $0.10 per ordinary share, payable on December 10, 2026, to shareholders of record as of December 3, 2026. We expect to fund dividends and share repurchases through a combination of existing cash on hand and cash flows generated from operations. These capital allocation activities will be evaluated in the context of our overall liquidity position, operating requirements and strategic priorities.

As of the end of the three-month and nine-month periods covered by this Quarterly Report, there have been no material changes to other factors affecting our liquidity except as described above. See the section entitled “Other Factors Affecting Liquidity” in Part II, Item 7 of our 2025 Annual Report for more information.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

As of the end of the three-month and nine-month periods covered by this Quarterly Report, there have been no material changes to our critical accounting policies and estimates. See the section entitled “Critical Accounting Policies and Estimates” in Part II, Item 7 of our 2025 Annual Report for more information.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report contains forward-looking statements (as such term is defined in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Any and all statements contained in this Quarterly Report that are not statements of historical fact may be deemed forward-looking statements. Terms such as “may,” “might,” “would,” “should,” “could,” “project,” “estimate,” “predict,” “potential,” “strategy,” “anticipate,” “attempt,” “develop,” “plan,” “help,” “believe,” “continue,” “intend,” “expect,” “future,” and terms of similar import (including the negative of any of these terms) may identify forward-looking statements. However, not all forward-looking statements may contain one or more of these identifying terms. Forward-looking statements in this Quarterly Report may include, without limitation, the plans and objectives of management for future operations, projections of income or loss, earnings or loss per share, capital expenditures, dividends, capital structure or other financial items, our future financial performance, including any such statement contained in a discussion and analysis of financial condition by management or in the results of operations included pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”), expansion plans and opportunities, completion and integration of acquisitions and the assumptions underlying or relating to any such statement.

The forward-looking statements are not meant to predict or guarantee actual results, performance, events or circumstances and may not be realized because they are based upon our current projections, plans, objectives, beliefs, expectations, estimates and assumptions and are subject to a number of risks and uncertainties and other influences, many of which we have no control over, including the impact of the extent of any material weakness or significant deficiencies in our internal control over financial reporting. Actual results and the timing of certain events and circumstances may differ materially from those described by the forward-looking statements as a result of these risks and uncertainties. Factors that may influence or contribute to the accuracy of the forward-looking statements or cause actual results to differ materially from expected or desired results may include, without limitation:

●	Changing commodity prices, market volatility and other market trends that affect our customers’ demand for our services;

●	Public health crises and other catastrophic events;

●	The level of capital spending by our customers;

●	Political, market, financial and regulatory risks, including those related to the geographic concentration of our operations and customers;

●	Our operations, including maintenance, upgrades and refurbishment of our assets, may require significant capital expenditures, which may or may not be available to us;

●	Operating hazards inherent in our industry and the ability to secure sufficient indemnities and insurance;

●	Our ability to successfully integrate acquisitions;

●	Conditions in the Middle East, including current uncertainty and instability resulting from the conflict between the United States, Israel and Iran, as well as other regional hostilities that could adversely affect our business; and

●	Other risks and uncertainties set forth in Part II, Item 1A, “Risk Factors,” included in Part I, Item 1A “Risk Factors,” in our 2025 Annual Report.

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

No changes in our internal control over financial reporting occurred during the quarter ended September 30, 2026, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Information regarding Item 1 is discussed in Note 8, Commitments and Contingencies, to the condensed consolidated financial statements included in Part 1, Item 1, “Financial Statements,” of this Quarterly Report.

ITEM 1A. RISK FACTORS

As of September 30, 2026, there have been no material changes in risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025.

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

ITEM 5. OTHER INFORMATION

Except as previously disclosed, during the three months ended September 30, 2026, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6. EXHIBITS

No.	Description of Exhibit
3.1	Memorandum and Articles of Association, as amended and restated (incorporated herein by reference to Exhibit 99.2 to the Company’s Periodic Report on Form 6-K (File No. 001-38091) filed on May 21, 2024).
4.1	Specimen Ordinary Share Certificate (incorporated herein by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-1/A (File No. 333-217006) filed on April 25, 2017).
4.2	Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934 (incorporated herein by reference to Exhibit 2.5 to the Company’s Annual Report on Form 20-F (File No. 001-38091) filed on December 29, 2023).
4.3	Relationship Agreement, dated June 5, 2018, by and between the Company, NESR Holdings Limited and Hana Investments Co. WLL (incorporated herein by reference to Exhibit 10.14 to the Company’s Current Report on Form 8-K (File No. 001-38091) filed on June 12, 2018).
4.4	Registration Rights Agreement, dated June 5, 2018, by and between the Company and Hana Investments Co. WLL (incorporated herein by reference to Exhibit 10.15 to the Company’s Current Report on Form 8-K (File No. 001-38091) filed on June 12, 2018).
4.5	Relationship Agreement, dated June 6, 2018, by and between the Company and AL Nowais Investments LLC (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-38091) filed on June 12, 2018).
4.6	Amended and Restated Registration Rights Agreement, dated June 6, 2018, by and among the Company, NESR Holdings Ltd., Al Nowais Investments LLC, and NESR SPV Limited (incorporated herein by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K (File No. 001-38091) filed on June 12, 2018).
4.8	Registration Rights Agreement dated June 6, 2018 by and between the Company and SV3 Holdings PTE LTD (incorporated herein by reference to Exhibit 10.20 to the Company’s Current Report on Form 8-K (File No. 001-38091) filed on June 12, 2018).
10.1*	Form of Restricted Stock Unit Award Agreement
10.2	National Energy Services Reunited Corp. Amended and Restated 2018 Long Term Incentive Plan (incorporated herein by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-8 (File No. 333-280902) filed on July 19, 2024).
31.1*	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer.
31.2*	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer.
32.1**	Certificate of Chief Executive Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002.
32.2**	Certificate of Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document.
101.SCH*	XBRL Taxonomy Extension Schema Document.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (Embedded within the Inline XBRL document and included in Exhibit 101)

* Filed herewith.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NATIONAL ENERGY SERVICES REUNITED CORP.

Date: November 9, 2026		/s/ Sherif Foda
	Name:	Sherif Foda
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: November 9, 2026		/s/ Stefan Angeli
	Name:	Stefan Angeli
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)

